Form 10-Q
period 2000-06-30
LIFEPOINT HOSPITALS HOLDINGS INC
filed 2000-08-14
CIK 1090598

  ==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-29818
                         ------------------------------

                            LifePoint Hospitals, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                         52-2165845
         (State or other jurisdiction             (IRS Employer
       of incorporation or organization)        Identification No.)

               103 Powell Court                        37027
              Brentwood, Tennessee                   (Zip Code)
    (Address of principal executive offices)

                                 (615) 372-8500
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]  NO [ ]

                        Commission file number 333-84755
                        --------------------------------

                       LifePoint Hospitals Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                         52-2167869
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

              103 Powell Court
            Brentwood, Tennessee                        37027
    (Address of principal executive offices)          (Zip Code)

                                 (615) 372-8500
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]  NO [ ]

         As of July 31, 2000, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 31,434,831, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

===============================================================================

Part I:  Financial Information
Item 1:  Financial Statements

                           LIFEPOINT HOSPITALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                (Dollars in millions, except per share amounts)

                                                                THREE MONTHS               SIX MONTHS
                                                                    ENDED                     ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                           -----------------------   -----------------------
                                                              2000         1999         2000         1999
                                                           ----------   ----------   ----------   ----------
Revenues ...............................................   $    133.3   $    128.2   $    269.3   $    262.4

Salaries and benefits ..................................         54.4         55.8        110.1        112.9
Supplies ...............................................         16.0         15.6         33.0         32.0
Other operating expenses ...............................         28.5         30.1         58.2         58.6
Provision for doubtful accounts ........................          9.8          9.1         18.9         19.4
Depreciation and amortization ..........................          8.4          7.9         16.8         15.4
Interest expense .......................................          7.4          6.0         14.6         10.7
Management fees ........................................           --          0.8           --          3.2
ESOP expense ...........................................          1.3          0.5          2.4          0.5
                                                           ----------   ----------   ----------   ----------
                                                                125.8        125.8        254.0        252.7
                                                           ----------   ----------   ----------   ----------
Income before minority interests and
 income taxes ..........................................          7.5          2.4         15.3          9.7
Minority interests in earnings of consolidated entities           0.7          0.6          1.3          1.0
                                                           ----------   ----------   ----------   ----------
Income before income taxes .............................          6.8          1.8         14.0          8.7
Provision for income taxes .............................          3.1          0.8          6.3          3.7
                                                           ----------   ----------   ----------   ----------
   Net income ..........................................   $      3.7   $      1.0   $      7.7   $      5.0
                                                           ==========   ==========   ==========   ==========
Earnings per share:
   Basic ...............................................   $     0.12   $     0.04   $     0.25   $     0.17
                                                           ==========   ==========   ==========   ==========
   Diluted .............................................   $     0.11   $     0.04   $     0.24   $     0.17
                                                           ==========   ==========   ==========   ==========

Shares used in earnings per share calculations (000s):
   Basic ...............................................       31,307       30,198       31,245       30,049
       Dilutive securities - stock options .............        1,232          250        1,036          259
                                                           ----------   ----------   ----------   ----------
   Diluted .............................................       32,539       30,448       32,281       30,308
                                                           ==========   ==========   ==========   ==========





                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                 (Dollars in millions, except per share amounts)

                                                                          JUNE 30,     DECEMBER 31,
                                                                            2000          1999
                                                                           -------       -------
                                 ASSETS
                         ---------------------
Current assets:
   Cash and cash equivalents ........................................      $   5.9       $  12.5
   Accounts receivable, less allowance for doubtful accounts of $56.2
    at June 30, 2000 and $50.3 at December 31, 1999 .................         47.2          46.7
   Inventories ......................................................         14.2          14.3
   Deferred taxes and other current assets ..........................         33.0          25.9
                                                                           -------       -------
                                                                             100.3          99.4
Property and equipment, at cost:
   Land .............................................................          9.3           7.9
   Buildings ........................................................        229.8         204.1
   Equipment ........................................................        260.4         260.6
   Construction in progress (estimated cost to complete and equip
    after June 30, 2000 - $7.5) .....................................         12.0          20.2
                                                                           -------       -------
                                                                             511.5         492.8
Accumulated depreciation ............................................       (201.1)       (198.4)
                                                                           -------       -------
                                                                             310.4         294.4
Intangible assets, net of accumulated amortization of $8.2 at
   June 30, 2000 and $7.5 at December 31, 1999 ......................         51.7          26.4
Other ...............................................................         33.9           0.2
                                                                           -------       -------
                                                                           $ 496.3       $ 420.4
                                                                           =======       =======

                          LIABILITIES AND EQUITY
                        -------------------------
Current liabilities:
   Accounts payable .................................................      $  10.2       $  26.5
   Accrued salaries .................................................         15.7          14.7
   Other current liabilities ........................................         16.5          12.9
   Current maturities of long-term debt .............................          9.3           3.1
                                                                           -------       -------
                                                                              51.7          57.2

Long-term debt ......................................................        313.8         257.1
Deferred taxes ......................................................         21.5          12.5
Professional liability risks and other liabilities ..................          6.4           3.4
Minority interests in equity of consolidated entities ...............          4.1           4.5

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    no shares issued ................................................           --            --
   Common stock, $0.01 par value; 90,000,000 shares authorized;
    31,393,943 shares outstanding at June 30, 2000 and 31,184,160
    at December 31, 1999 ............................................          0.3           0.3
   Capital in excess of par value ...................................        141.7         137.9
   Unearned ESOP compensation .......................................        (27.3)        (28.9)
   Notes receivable for shares sold to employees ....................        (10.2)        (10.2)
   Accumulated deficit ..............................................         (5.7)        (13.4)
                                                                           -------       -------
                                                                              98.8          85.7
                                                                           -------       -------
                                                                           $ 496.3       $ 420.4
                                                                           =======       =======






                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                              (Dollars in millions)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             --------------------
                                                              2000         1999
                                                             -------      -------
Cash flows from operating activities:
    Net income .........................................     $   7.7      $   5.0
    Adjustments to reconcile net income to
     net cash provided by operating activities:
        ESOP expense ...................................         2.4          0.5
        Provision for doubtful accounts ................        18.9         19.4
        Depreciation and amortization ..................        16.8         15.4
        Amortization of deferred loan costs ............         0.8           --
        Deferred income taxes (benefit) ................         8.7         (3.5)
        Reserve for professional liability risk ........         2.5          1.3
        Increase (decrease) in cash from
         operating assets and liabilities:
           Accounts receivable .........................       (12.9)       (22.1)
           Inventories and other current assets ........        (2.3)        (4.6)
           Accounts payable and accrued expenses .......       (11.4)         7.7
           Income taxes payable ........................        (2.5)         2.4
        Other ..........................................         0.2         (1.1)
                                                             -------      -------
           Net cash provided by operating activities....        28.9         20.4

Cash flows from investing activities:
    Purchase of property and equipment, net ............       (15.0)       (28.8)
    Purchase of acquired companies .....................       (50.3)          --
    Cash held for acquisitions .........................       (33.0)          --
    Other ..............................................        (0.2)         0.2
                                                             -------      -------
           Net cash used in investing activities .......       (98.5)       (28.6)

Cash flows from financing activities:
    Increase (decrease) in long-term debt, net .........        62.2         (0.5)
    Increase in intercompany balances with HCA, net ....          --         24.2
    Other ..............................................         0.8           --
                                                             -------      -------
           Net cash provided by financing activities....        63.0         23.7

Change in cash and cash equivalents ....................        (6.6)        15.5
Cash and cash equivalents at beginning of period .......        12.5           --
                                                             -------      -------
Cash and cash equivalents at end of period .............     $   5.9      $  15.5
                                                             =======      =======

Interest payments ......................................     $  13.7      $   7.0
Income tax payments ....................................     $    --      $   4.7

Supplemental financing non-cash activities:
    Assumption of debt from HCA ........................     $    --      $ 260.0
    Elimination of intercompany amounts payable to HCA..     $    --      $ 224.2


                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         On May 11, 1999, HCA - The Healthcare Company ("HCA"), formerly Columbia/HCA Healthcare Corporation, completed the spin-off of its operations comprising the America Group to its shareholders by distributing all outstanding shares of LifePoint Hospitals, Inc. (the "Distribution"). LifePoint Hospitals, Inc., together with its subsidiaries, as appropriate, is hereinafter referred to as the "Company" or "LifePoint". As a result of the Distribution, the Company became an independent, publicly-traded company. Owners of HCA Common Stock received one share of the Company's Common Stock for every 19 shares of HCA Common Stock held which resulted in approximately 29.9 million shares of the Company's Common Stock outstanding immediately after the Distribution.

         At June 30, 2000, the Company was comprised of 22 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain estimates, assumptions and allocations were made in preparing the unaudited condensed consolidated financial statements included herein. Therefore such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had the Company been a separate, independent company throughout all of the periods presented.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. Management does not anticipate that the adoption of the new statement will have a material effect on the financial condition or results of operations of the Company.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

         On June 30, 2000 the Company funded the purchase price of approximately $33.0 million for the acquisition of Lander Valley Medical Center in Lander, Wyoming. The acquisition was effective July 1, 2000 for accounting purposes; therefore, the allocation of the purchase price will be recorded in the third quarter of 2000. The purchase price is classified as other assets in the June 30, 2000 balance sheet.

         Effective June 16, 2000, the Company acquired Putnam Community Medical Center in Palatka, Florida for approximately $50.3 million. This acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price was determined based on currently available information and is subject to further refinement pending final working capital settlement.

         Effective April 1, 2000, the Company sold Halstead Hospital in Halstead, Kansas and effective February 1, 2000, the Company sold Trinity Hospital in Erin, Tennessee.

         Halstead Hospital and Trinity Hospital were two of the three hospitals previously held for sale by the Company. The Company recorded an impairment of long-lived assets related to the hospitals held for sale in 1998 and an additional impairment in 1999. Due to these impairment charges, no gain or loss was recorded for the sales of Halstead Hospital and Trinity Hospital during the six months ended June 30, 2000. The Company anticipates that the divestiture or closure of the remaining facility held for sale will be completed on or before September 30, 2000.

         The operating results of the acquisition and divestitures have been consolidated in the accompanying condensed consolidated statements of income for the periods subsequent to acquisition and for the periods prior to sale.

         The following unaudited pro forma results of operations give effect to the operations of the hospitals acquired and sold during the six months ended June 30, 2000 as if the respective transactions had occurred at the beginning of the period presented (in millions, except per share data):

                                                     Six Months
                                                       Ended
                                                      June 30,
                                              -----------------------
                                                2000           1999
                                              -------         -------
                  Revenues                    $ 291.9         $ 273.2
                  Net income                  $   8.3         $   5.9
                  Earnings per share:
                           Basic              $  0.26         $  0.20
                           Diluted            $  0.26         $  0.20

         The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

NOTE 4 - CONTINGENCIES

  HCA Investigations, Litigation and Indemnification Rights

         Based upon its review of public filings and statements made by HCA, LifePoint's management understands that HCA is the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Any discussion contained in this report regarding such matters is based solely upon such public filings and statements. Management of LifePoint understands that HCA is cooperating in these investigations and that HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, HCA expects subpoenas and investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). HCA understands that the Commission's investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

         HCA is a defendant in several qui tam actions, or actions under a state statute brought by private parties on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six qui tam actions against HCA. HCA is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

         HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions. Several derivative actions have been filed in state court by certain purported stockholders of HCA against certain of its current and former officers and directors alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

         On May 18, 2000, HCA announced that it had reached an understanding with the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice would require HCA to pay $745 million in compensation to the government, with interest accruing immediately at a fixed rate of 6.5% per annum, and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. The settlement is subject to approval by additional officials of the Department of Justice, other federal agencies as well as state officials; execution of a corporate integrity agreement; execution of definitive settlement documents; execution of agreements to resolve all criminal investigations pending against HCA and court approval.

         We are unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the Distribution, the Company entered into a Distribution Agreement with HCA. The terms of the Distribution Agreement provide that HCA will indemnify the Company in respect of any losses which it may incur as a result of the proceedings described above, all of which the Company believes relate to periods prior to the Distribution. HCA has also agreed to indemnify the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make cash payments to the Company based on an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the Distribution Agreement, less the net proceeds of the sale or other disposition of the excluded hospital. The Company has agreed with HCA that, in connection with the pending governmental investigations, the Company will negotiate one or more compliance agreements with the Office of the Inspector General ("OIG") setting forth the Company's agreement to comply with applicable laws and regulations. HCA is expected to enter into its own compliance agreement with the OIG that will become effective when its settlement is final. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. HCA has not indemnified the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

         Management of LifePoint believes that the ongoing governmental investigations and related media coverage may have had a negative effect on HCA's results of operations (which include the Company for the periods prior to the date of the Distribution which are presented herein). The extent to which the Company may or may not continue to be affected by the ongoing investigations of HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the Company's business, financial condition, results of operations or prospects in future periods.

  General Liability Claims

         The Company is subject to claims and suits arising in the ordinary course of business. In certain of these actions claimants may ask for punitive damages against the Company, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  Physician Commitments

         The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. Amounts committed to be advanced approximated $10.8 million at June 30, 2000. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 5 - LONG-TERM DEBT

         In June 2000, the Company borrowed the remaining $35 million of its $60 million term loan facility. In addition, in June 2000, the Company borrowed $30 million under the $65 million revolving credit facility. This additional debt was used to fund acquisitions. At June 30, 2000, the Company had $30 million outstanding under its revolving credit facility.

  Senior Subordinated Notes

         The Company's senior subordinated notes (the "Notes") are guaranteed jointly and severally on a full and unconditional basis by all of the Company's operating subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no operations apart from its ownership of the Subsidiary Guarantors. The aggregate assets, liabilities, equity and earnings of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, equity and earnings of the Company and its subsidiaries on a consolidated basis.

         Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors.

         As of May 11, 1999, two of the Subsidiary Guarantors were not wholly owned and the guarantees of such non-wholly owned entities were limited. During the fourth quarter of 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, at

June 30, 2000, only one of the Company's subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned Subsidiary Guarantor.

         Presented below is summarized condensed unaudited consolidating financial information for the Company and its subsidiaries as of and for the six months ended June 30, 2000 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.

                            LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN MILLIONS)

                                                                  WHOLLY        MOSTLY
                                                                  OWNED         OWNED
                                                  ISSUER OF     SUBSIDIARY    SUBSIDIARY                CONSOLIDATED
                                        PARENT      NOTES       GUARANTORS    GUARANTOR   ELIMINATIONS      TOTAL
                                        ------      ------      ----------    ----------  ------------  -----------
Revenues ..........................     $   --      $   --        $253.1        $ 16.2      $   --        $269.3

Salaries and benefits .............         --          --         104.8           5.3          --         110.1
Supplies ..........................         --          --          30.9           2.1          --          33.0
Other operating expenses ..........         --          --          55.8           2.4          --          58.2
Provision for doubtful accounts ...         --          --          17.8           1.1          --          18.9
Depreciation and amortization .....         --          --          15.9           0.9          --          16.8
Interest expense ..................         --        14.6          (0.2)          0.2          --          14.6
Management fees ...................         --          --          (0.3)          0.3          --            --
ESOP expense ......................         --          --           2.3           0.1          --           2.4
Equity in earnings of affiliates...       (7.7)      (18.2)           --            --        25.9            --
                                        ------      ------        ------        ------      ------        ------
                                          (7.7)       (3.6)        227.0          12.4        25.9         254.0
                                        ------      ------        ------        ------      ------        ------
Income before minority interests
  and income taxes ................        7.7         3.6          26.1           3.8       (25.9)         15.3
Minority interests in earnings of
  consolidated entities ...........         --         1.3            --            --          --           1.3
                                        ------      ------        ------        ------      ------        ------
Income before income taxes ........        7.7         2.3          26.1           3.8       (25.9)         14.0
Provision for income taxes ........         --        (5.4)         11.7            --          --           6.3
                                        ------      ------        ------        ------      ------        ------

     Net income ...................     $  7.7      $  7.7        $ 14.4        $  3.8      $(25.9)       $  7.7
                                        ======      ======        ======        ======      ======        ======

                            LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000
                             (DOLLARS IN MILLIONS)


                                                                                 WHOLLY        MOSTLY
                                                                                 OWNED         OWNED
                                                                 ISSUER OF     SUBSIDIARY    SUBSIDIARY                 CONSOLIDATED
                                                       PARENT      NOTES       GUARANTORS    GUARANTOR   ELIMINATIONS      TOTAL
                                                       ------      ------      ----------    ----------  ------------   -----------
                            ASSETS
                      ------------------
Current assets:
    Cash and cash equivalents .......................  $   --       $   --        $  5.9        $   --       $    --        $  5.9
    Accounts receivable, net ........................      --           --          42.0           5.2            --          47.2
    Inventories .....................................      --           --          13.1           1.1            --          14.2
    Deferred taxes and other current assets .........      --           --          32.9           0.1            --          33.0
                                                       ------       ------        ------        ------       -------        ------
                                                           --           --          93.9           6.4            --         100.3
Property and equipment, at cost:
    Land ............................................      --           --           9.0           0.3            --           9.3
    Buildings .......................................      --           --         219.9           9.9            --         229.8
    Equipment .......................................      --           --         250.0          10.4            --         260.4
    Construction in progress ........................      --           --          12.0            --            --          12.0
                                                       ------       ------        ------        ------       -------        ------
                                                           --           --         490.9          20.6            --         511.5
Accumulated depreciation ............................      --           --        (189.2)        (11.9)           --        (201.1)
                                                       ------       ------        ------        ------       -------        ------
                                                           --           --         301.7           8.7            --         310.4

Net investment in and advances to subsidiaries ......    98.8        385.1            --            --        (483.9)           --
Intangible assets, net ..............................      --          9.7          31.6          10.4            --          51.7
Other ...............................................      --           --          33.9            --            --          33.9
                                                       ------       ------        ------        ------       -------        ------
                                                       $ 98.8       $394.8        $461.1        $ 25.5       $(483.9)       $496.3
                                                       ======       ======        ======        ======       =======        ======


                    LIABILITIES AND EQUITY
                 ----------------------------
Current liabilities:
    Accounts payable ................................  $   --       $   --        $  9.7        $  0.5       $    --        $ 10.2
    Accrued salaries ................................      --           --          15.7            --            --          15.7
    Other current liabilities .......................      --          2.6          13.5           0.4            --          16.5
    Current maturities of long-term debt ............      --          9.3            --            --            --           9.3
                                                       ------       ------        ------        ------       -------        ------
                                                           --         11.9          38.9           0.9            --          51.7

Intercompany balances to affiliates .................      --        (33.8)         23.2          10.6            --            --

Long-term debt ......................................      --        313.8            --            --            --         313.8
Deferred income taxes ...............................      --           --          21.5            --            --          21.5
Professional liability risks and other liabilities ..      --           --           6.4            --            --           6.4
Minority interests in equity of consolidated
    entities.........................................      --          4.1            --            --            --           4.1

Stockholders' equity ................................    98.8         98.8         371.1          14.0        (483.9)         98.8
                                                       ------       ------        ------        ------       -------        ------
                                                       $ 98.8       $394.8        $461.1        $ 25.5       $(483.9)       $496.3
                                                       ======       ======        ======        ======       =======        ======

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN MILLIONS)

                                                                                    WHOLLY       MOSTLY
                                                                                    OWNED        OWNED
                                                                      ISSUER OF   SUBSIDIARY   SUBSIDIARY               CONSOLIDATED
                                                              PARENT    NOTES     GUARANTORS   GUARANTOR   ELIMINATIONS     TOTAL
                                                              ------    ------    ----------   ----------  ------------ ------------
Cash flows from operating activities:
   Net income ................................................  $ 7.7     $ 7.7      $14.4        $ 3.8      $(25.9)       $ 7.7
   Adjustments to reconcile net income to net cash provided by operating activities:
      ESOP expense ...........................................     --        --        2.3          0.1          --          2.4
      Equity in earnings of affiliates .......................   (7.7)    (18.2)        --           --        25.9           --
      Provision for doubtful accounts ........................     --        --       17.8          1.1          --         18.9
      Depreciation and amortization ..........................     --        --       15.9          0.9          --         16.8
      Amortization of deferred loan costs ....................     --       0.8         --           --          --          0.8
      Deferred income taxes ..................................     --        --        8.7           --          --          8.7
      Reserve for professional liability risk ................     --        --        2.5           --          --          2.5
      Increase (decrease) in cash from operating assets and
       liabilities:
        Accounts receivable ..................................     --        --      (11.9)        (1.0)         --        (12.9)
        Inventories and other current assets .................     --        --       (2.4)         0.1          --         (2.3)
        Accounts payable and accrued expenses ................     --       0.1      (11.5)          --          --        (11.4)
        Income taxes payable .................................     --        --       (2.5)          --          --         (2.5)
      Other ..................................................     --      (1.1)       1.3           --          --          0.2
                                                                -----     -----      -----        -----       -----        -----
        Net cash provided by (used in) operating
         activities ..........................................     --     (10.7)      34.6          5.0          --         28.9

Cash flows from investing activities:
   Purchase of property and equipment, net ...................     --        --      (14.8)        (0.2)         --        (15.0)
   Purchase of acquired companies ............................     --        --      (50.3)          --          --        (50.3)
   Cash held for acquisitions ................................     --        --      (33.0)          --          --        (33.0)
   Other .....................................................     --        --       (0.2)          --          --         (0.2)
                                                                -----     -----      -----        -----       -----        -----
        Net cash used in investing activities ................     --        --      (98.3)        (0.2)         --        (98.5)

Cash flows from financing activities:
   Increase in long-term debt, net ...........................     --      62.2         --           --          --         62.2
   Distributions .............................................     --        --        5.2         (5.2)         --           --
   Other .....................................................     --        --        0.8           --          --          0.8
   Increase (decrease) in intercompany balances
     with affiliates, net ....................................     --     (51.5)      51.1          0.4          --           --
                                                                -----     -----      -----        -----       -----        -----
        Net cash provided by (used in)
         financing activities ................................     --      10.7       57.1         (4.8)         --         63.0

Change in cash and cash equivalents ..........................     --        --       (6.6)          --          --         (6.6)
Cash and cash equivalents at beginning of period .............     --        --       12.5           --          --         12.5
                                                                -----     -----      -----        -----       -----        -----
Cash and cash equivalents at end of period ...................  $  --     $  --      $ 5.9        $  --       $  --        $ 5.9
                                                                =====     =====      =====        =====       =====        =====




Note 6 - SUBSEQUENT EVENTS

         Effective August 1, 2000, the Company sold Riverview Medical Center in Gonzales, Louisiana for approximately $20 million. The proceeds from the transaction and the Company's available cash were used to pay off the $30 million outstanding balance under the Company's revolving credit facility.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Overview

         On May 11, 1999, HCA completed the Distribution. A description of the Distribution is included in Note 1 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

Forward-Looking Statements

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the Company's limited operating history; (ii) the Company's substantial leverage; (iii) the concentration of the Company's revenue in Kentucky and Tennessee; (iv) the Company's holding company structure; (v) the highly competitive nature of the health care business, (vi) the efforts of insurers, health care providers and others to contain health care costs, (vii) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (viii) changes in federal, state or local regulation affecting the health care industry, (ix) the possible enactment of federal or state health care reform, (x) the ability to attract and retain qualified management and personnel, including physicians, (xi) liabilities and other claims asserted against the Company, including without limitation, liabilities for which the Company may be indemnified by HCA, (xii) limitations placed on the Company by the tax ruling received in connection with the Distribution, which limitations could restrict the Company's ability to raise capital and implement its acquisition plans, among other things; (xiii) fluctuations in the market value of the Company's Common Stock, (xiv) changes in accounting practices, (xv) changes in general economic conditions, and (xvi) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Results of Operations

  Revenue/Volume Trends

         The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase because of the general aging of the population and the expansion of state Medicaid programs. However, under the Balanced Budget Act of 1997, the Company's reimbursement from the Medicare and Medicaid programs was reduced in 1999 and for the six months ended June 30, 2000 and will be further reduced as some reductions in reimbursement levels are phased in over the next two to three years. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon prospective payment amounts regardless of the cost incurred, revenues, earnings and cash flows are being reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 90.5% of total admissions for the six months ended June 30, 2000 compared to 89.1% for the same period last year.

         The Company's revenues also continue to be adversely affected by the trend toward certain services being performed more frequently on an outpatient basis. Generally, the payments received for an outpatient procedure are less than payments received for a similar procedure performed in an inpatient setting. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care.

         Reductions in Medicare and Medicaid reimbursement, the increasing percentage of the patient volume related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by the Company's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must, among other things, increase patient volumes while controlling the costs of providing services. If the Company is not able to achieve these improvements and the trend toward declining reimbursements and payments continues, results of operations and cash flow will deteriorate.

         Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to patients by assuring that physicians with appropriate specializations practice in the hospitals, that the appropriate equipment and range of specialized services are available within the hospitals, and that the hospitals are positioned as community assets.

Operating Results Summary

         The following is a summary of results of operations for the three months and six months ended June 30, 2000 and 1999 (dollars in millions):

                                             THREE MONTHS ENDED JUNE 30,
                                         ----------------------------------
                                               2000              1999
                                         ----------------  ----------------
                                                   % OF              % OF
                                         AMOUNT  REVENUES  AMOUNT  REVENUES
                                         ------  --------  ------  --------
Revenues .............................   $133.3    100.0%  $128.2    100.0%

Salaries & benefits ..................     54.4     40.8     55.8     43.5
Supplies .............................     16.0     12.0     15.6     12.2
Other operating expenses .............     28.5     21.3     30.1     23.5
Provision for doubtful accounts ......      9.8      7.4      9.1      7.1
Depreciation & amortization ..........      8.4      6.4      7.9      6.1
Interest expense .....................      7.4      5.6      6.0      4.7
Management fees allocated from HCA ...       --       --      0.8      0.6
ESOP expense .........................      1.3      1.0      0.5      0.4
                                         ------   ------   ------   ------
                                          125.8     94.5    125.8     98.1
                                         ------   ------   ------   ------

Income before minority interests
 and income taxes ....................      7.5      5.5      2.4      1.9
Minority interests in earnings of
 consolidated entities ...............      0.7      0.4      0.6      0.5
                                         ------   ------   ------   ------
Income before income taxes ...........      6.8      5.1      1.8      1.4
Provision for income taxes ...........      3.1      2.3      0.8      0.6
                                         ------   ------   ------   ------
Net income ...........................   $  3.7      2.8%  $  1.0      0.8%
                                         ======   ======   ======   ======

% changes from prior year:
  Revenues............................               4.0%
  Income before income taxes..........             271.8
  Net income..........................             246.1
  Admissions (a)......................              (0.1)
  Equivalent admissions (b)...........               4.4
  Revenues per equivalent admission ..              (0.3)
Same hospital % changes from prior
   year (c):
  Revenues ...........................               8.6
  Admissions (a) .....................               4.8
  Equivalent admissions (b)...........               9.0
  Revenues per equivalent admission ..              (0.3)

                                             SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------
                                               2000              1999
                                         ----------------  ----------------
                                                   % OF              % OF
                                         AMOUNT  REVENUES  AMOUNT  REVENUES
                                         ------  --------  ------  --------
Revenues .............................   $269.3    100.0%  $262.4    100.0%

Salaries & benefits ..................    110.1     40.9    112.9     43.0
Supplies .............................     33.0     12.2     32.0     12.2
Other operating expenses .............     58.2     21.7     58.6     22.3
Provision for doubtful accounts ......     18.9      7.0     19.4      7.4
Depreciation & amortization ..........     16.8      6.3     15.4      5.9
Interest expense .....................     14.6      5.4     10.7      4.1
Management fees allocated from HCA ...       --       --      3.2      1.2
ESOP expense .........................      2.4      0.9      0.5      0.2
                                         ------   ------   ------   ------
                                          254.0     94.4    252.7     96.3
                                         ------   ------   ------   ------

Income before minority interests
 and income taxes ....................     15.3      5.6      9.7      3.7
Minority interests in earnings of
 consolidated entities ...............      1.3      0.4      1.0      0.4
                                         ------   ------   ------   ------
Income before income taxes ...........     14.0      5.2      8.7      3.3
Provision for income taxes ...........      6.3      2.3      3.7      1.4
                                         ------   ------   ------   ------
Net income ...........................   $  7.7      2.9%  $  5.0      1.9%
                                         ======   ======   ======   ======

% changes from prior year:
  Revenues............................               2.7%
  Income before income taxes..........              61.5
  Net income..........................              53.2
  Admissions (a)......................              (2.3)
  Equivalent admissions (b)...........               2.0
  Revenues per equivalent admission...               0.6
Same hospital % changes from prior
   year (c):
  Revenues ...........................               7.4
  Admissions (a) .....................               2.2
  Equivalent admissions (b) ..........               6.2
  Revenues per equivalent admission ..               1.2



(a) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(c) Same hospital information excludes the operations of hospitals which were either acquired or divested during the current and prior period. For the three and six months ended June 30, 2000 and 1999, same hospital information also excludes the Company's remaining hospital held for sale.

For the Three Months Ended June 30, 2000 and 1999

         Revenues increased 4.0% to $133.3 million for the three months ended June 30, 2000 compared to $128.2 million for the three months ended June 30, 1999. This increase is primarily attributable to an 8.6% increase in same hospital revenue and the acquisition of a hospital in June 2000. The increase in revenues was partially offset by the sale of two hospitals during fiscal 2000. The 8.6% increase in same hospital revenues was primarily a result of a 4.8% increase in same hospital inpatient admissions, a 9.0% increase in same hospital equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) and favorable cost report adjustments of $1.8 million recorded during the three months ended June 30, 2000.

         Revenues per equivalent admission decreased 0.3% primarily due to an increase in outpatient revenues for the three months ended June 30, 2000 compared to the same period last year as revenues earned on outpatient services are generally lower than revenues earned on inpatient services. Net outpatient revenues as a percentage of net patient revenues were 50.1% for the three months ended June 30, 2000 compared to 47.4% for the same period last year. The decrease in revenues per equivalent admission was also affected by decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $0.2 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999), and continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 22.6% for the three months ended June 30, 2000 compared to 19.6% for the three months ended June 30, 1999).

         Salaries and benefits decreased as a percentage of revenues to 40.8% for the three months ended June 30, 2000 from 43.5% for the three months ended June 30, 1999 primarily as a result of improvements in labor productivity. Man-hours per equivalent admission decreased 10.1% over the same period in the prior year.

         Supply costs decreased as a percentage of revenues to 12.0% for the three months ended June 30, 2000 from 12.2% for the three months ended June 30, 1999 primarily as a result of a 2.3% decrease in the cost of supplies per equivalent admission.

         Other operating expenses decreased as a percentage of revenues to 21.3% for the three months ended June 30, 2000 from 23.5% for the three months ended June 30, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of a decrease in contract services as a percentage of revenues.

         Provision for doubtful accounts increased as a percentage of revenues to 7.4% for the three months ended June 30, 2000 from 7.1% for the three months ended June 30, 1999 primarily due to an increase in the provision for doubtful accounts as a percentage of revenue at the Company's remaining hospital facility that is held for sale.

         Depreciation and amortization expense increased to $8.4 million for the three months ended June 30, 2000 from $7.9 million for the three months ended June 30, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999.

         Interest expense increased to $7.4 million for the three months ended June 30, 2000 from $6.0 million for the three months ended June 30, 1999. This increase is primarily due to the interest expense incurred on the debt obligations assumed from HCA. For the three months ended June 30, 1999, interest expense was a combination of interest incurred on the net intercompany balance with HCA and approximately one and a half months of interest expense on debt obligations assumed from HCA. Upon the Distribution, the intercompany amounts payable by the Company to HCA were eliminated.

         Management fees incurred during 1999 represent fees allocated by HCA prior to the Distribution. This amount represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of HCA.

         ESOP expense increased to $1.3 million for the three months ended June 30, 2000 from $0.5 million for the three months ended June 30, 1999. The ESOP was established in June 1999; therefore, only one month of expense for the ESOP is reflected in the three months ended June 30, 1999.

         Minority interests decreased slightly as a percentage of revenues to 0.4% for the three months ended June 30, 2000 from 0.5% for the three months ended June 30, 1999.

         Income before income taxes increased to $6.8 million for the three months ended June 30, 2000 compared to $1.8 million for the three months ended June 30, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         Net income increased to $3.7 million for the three months ended June 30, 2000 compared to $1.0 million for the three months ended June 30, 1999.

For the Six Months Ended June 30, 2000 and 1999

         Revenues increased 2.7% to $269.3 million for the six months ended
June 30, 2000 compared to $262.4 million for the six months ended June 30, 1999. This increase is primarily attributable to a 7.4% increase in same hospital revenue and the acquisition of a hospital in June 2000. The increase in revenues was partially offset by the sale of two hospitals during fiscal 2000. The 7.4% increase in same hospital revenues was primarily a result of a 2.2% increase in same hospital inpatient admissions, a 6.2% increase in same hospital equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) and favorable cost report adjustments of $1.5 million recorded during the six months ended June 30, 2000 compared to $0.4 million recorded during the six months ended June 30, 1999.

         Revenues per equivalent admission increased 0.6% primarily as a result of an increase in the number of higher intensity services provided by the Company during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in revenues per equivalent admission was partially offset by decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $0.5 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999), and continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 22.0% for the six months ended June 30, 2000 compared to 19.2% for the six months ended June 30, 1999).

         Salaries and benefits decreased as a percentage of revenues to 40.9% for the six months ended June 30, 2000 from 43.0% for the six months ended June 30, 1999 primarily as a result of improvements in labor productivity. Man-hours per equivalent admission decreased 5.7% over the same period last year.

         Supply costs remained constant as a percentage of revenues at 12.2% for the six months ended June 30, 2000 and 1999.

         Other operating expenses decreased as a percentage of revenues to 21.7% for the six months ended June 30, 2000 from 22.3% for the six months ended June 30, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of a decrease in contract services as a percentage of revenues.

         Provision for doubtful accounts decreased as a percentage of revenues to 7.0% for the six months ended June 30, 2000 from 7.4% for the six months ended June 30, 1999 primarily due to an improvement in the Company's accounts receivable days outstanding.

         Depreciation and amortization expense increased to $16.8 million for the six months ended June 30, 2000 from $15.4 million for the six months ended June 30, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999.

         Interest expense increased to $14.6 million for the six months ended June 30, 2000 from $10.7 million for the six months ended June 30, 1999. This increase is primarily due to the interest expense incurred on the debt obligations assumed from HCA. For the six months ended June 30, 1999, interest expense was a combination of interest incurred on the net intercompany balance with HCA and approximately one and a half months of interest expense on debt obligations assumed from HCA. Upon the Distribution, the intercompany amounts payable by the Company to HCA were eliminated.

         Management fees incurred during 1999 represent fees allocated by HCA prior to the Distribution. This amount represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of HCA.

         ESOP expense increased to $2.4 million for the six months ended June 30, 2000 from $0.5 million for the six months ended June 30, 1999. The ESOP was established in June 1999; therefore, only one month of expense for the ESOP is reflected in the six months ended June 30, 1999.

         Minority interests remained constant as a percentage of revenues at 0.4% for the six months ended June 30, 2000 and 1999.

         Income before income taxes increased to $14.0 million for the six months ended June 30, 2000 compared to $8.7 million for the six months ended June 30, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         Net income increased to $7.7 for the six months ended June 30, 2000 compared to $5.0 million for the six months ended June 30, 1999.

Pro Forma Operating Results Summary

         The following is a summary of pro forma results for the three and six months ended June 30, 2000 and 1999 (dollars in millions, except per share amounts). The pro forma results reflect the results of the Company's operations as if the Distribution and the divestitures of the three facilities the Company's management previously identified as held for sale had occurred at the beginning of 1999.

                                           PRO FORMA COMPARISONS FOR THE
                                            THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------
                                              2000              1999
                                        ----------------  ----------------
                                                  % OF              % OF
                                        AMOUNT  REVENUES  AMOUNT  REVENUES
                                        ------  --------  ------  --------
Revenues ............................   $129.3    100.0%  $117.0    100.0%

Salaries & benefits .................     52.4     40.6     49.3     42.1
Supplies ............................     15.4     12.0     14.0     12.0
Other operating expenses ............     27.7     21.2     27.2     23.2
Provision for doubtful accounts .....      9.0      7.0      8.3      7.1
Depreciation & amortization .........      8.2      6.4      6.9      6.0
Interest expense ....................      7.4      5.7      6.7      5.6
ESOP expense ........................      1.3      1.0      0.8      0.7
                                        ------   ------   ------   ------
                                         121.4     93.9    113.2     96.7

Income before minority interests
  and income taxes ..................      7.9      6.1      3.8      3.3
Minority interests in earnings of
  consolidated entities .............      0.6      0.4      0.6      0.4
                                        ------   ------   ------   ------
Income before income taxes ..........      7.3      5.7      3.2      2.9
Provision for income taxes ..........      3.3      2.6      1.3      1.2
                                        ------   ------   ------   ------
Net income ..........................   $  4.0      3.1%  $  1.9      1.7%
                                        ======   ======   ======   ======
Earnings per share:
  Basic .............................   $ 0.13            $ 0.06
  Diluted ...........................   $ 0.12            $ 0.06

% changes from prior year:
  Revenues...........................              10.5%
  Income before income taxes.........             119.5
  Net income.........................             103.6
  Admissions ........................               7.0
  Equivalent admissions .............              10.3
  Revenues per equivalent admission..               0.2

                                           PRO FORMA COMPARISONS FOR THE
                                             SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------
                                              2000              1999
                                        ----------------  ----------------
                                                  % OF              % OF
                                        AMOUNT  REVENUES  AMOUNT  REVENUES
                                        ------  --------  ------  --------
Revenues ............................   $258.2    100.0%  $238.3    100.0%

Salaries & benefits .................    104.4     40.4     99.9     41.9
Supplies ............................     31.6     12.3     28.8     12.1
Other operating expenses ............     55.0     21.2     54.1     22.8
Provision for doubtful accounts .....     16.9      6.6     16.6      6.9
Depreciation & amortization .........     15.8      6.1     13.6      5.7
Interest expense ....................     14.6      5.7     13.3      5.6
ESOP expense ........................      2.4      0.9      1.5      0.6
                                        ------   ------   ------   ------
                                         240.7     93.2    227.8     95.6

Income before minority interests
 and income taxes ...................     17.5      6.8     10.5      4.4
Minority interests in earnings of
 consolidated entities ..............      1.2      0.5      1.0      0.4
                                        ------   ------   ------   ------
Income before income taxes ..........     16.3      6.3      9.5      4.0
Provision for income taxes ..........      7.3      2.8      4.0      1.7
                                        ------   ------   ------   ------
Net income ..........................   $  9.0      3.5%  $  5.5      2.3%
                                        ======   ======   ======   ======
Earnings per share:
  Basic .............................   $ 0.29            $ 0.18
  Diluted ...........................   $ 0.28            $ 0.18

% changes from prior year:
  Revenues...........................               8.3%
  Income before income taxes.........              72.1
  Net income.........................              63.2
  Admissions ........................               3.2
  Equivalent admissions .............               6.8
  Revenues per equivalent admission .               1.5


For the three months and six months ended June 30, 2000, the only pro forma adjustment is to eliminate the historical results of operations for the three facilities which the Company's management previously identified as held for sale. One of the three facilities was sold effective February 1, 2000 and another was sold effective April 1, 2000. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

         For the three months and six months ended June 30, 1999, the pro forma results reflect the following adjustments at the beginning of the period:

(1) To eliminate the results of operations for the three facilities which the Company's management previously identified as held for sale.

(2) To adjust historical retirement plan expense recorded as a component of salaries and wages and record the Company's estimated Employee Stock Ownership Plan expense.

(3) To adjust for the estimated general and administrative costs that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fee allocated from HCA.

(4) To adjust interest expense for the elimination of all intercompany amounts payable by the Company to HCA and the assumption of certain indebtedness from HCA.

(5) To adjust the income tax provision for the estimated impact of the pro forma adjustments.

(6)      Pro forma basic earnings per share is computed based upon approximately
         30.0 million shares of the Company's Common Stock. Pro forma diluted earnings per share was computed based upon approximately 30.3 million which includes the dilutive effect of approximately 0.3 million shares related to stock options.

Pro Forma Comparisons of the Three Months Ended June 30, 2000 and 1999

         The following discussion compares the results of the three months ended June 30, 2000 to the results of the three months ended June 30, 1999, in each case giving effect to the adjustments set forth above.

         On a pro forma basis, revenues increased 10.5% to $129.3 million for the three months ended June 30, 2000 compared to $117.0 million for the three months ended June 30, 1999. Of the 10.5% increase, 1.9% was due to the acquisition in June 2000. The remaining increase is primarily a result of increases in the volume of patients treated at the Company's facilities. Inpatient admissions increased 7.0%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 10.3% and revenues per equivalent admission increased 0.2% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in revenues per equivalent admission of 0.2% for the three months ended June 30, 2000 was not as significant as increases experienced in prior quarters primarily due to an increase in outpatient revenues for the three months ended June 30, 2000 compared to the same period last year as revenues earned on outpatient services are generally lower than revenues earned on inpatient services. Net outpatient revenues as a percentage of net patient revenues were 49.4% for the three months ended June 30, 2000 compared to 47.9% for the same period last year. The increase in revenues per equivalent admission was partially offset by decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $0.2 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999), and continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 22.8% for the three months ended June 30, 2000 compared to 20.3% for the three months ended June 30, 1999).

         On a pro forma basis, salaries and benefits decreased as a percentage of revenues to 40.6% for the three months ended June 30, 2000 from 42.1% for the three months ended June 30, 1999 primarily as a result of improvements in labor productivity. Man-hours per equivalent admission decreased 8.8% over the same period in the prior year.

         On a pro forma basis, supply costs remained constant at 12.0% for the three months ended June 30, 2000 and 1999.

         On a pro forma basis, other operating expenses decreased as a percentage of revenues to 21.2% for the three months ended June 30, 2000 from 23.2% for the three months ended June 30, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to a decrease in contract services as a percentage of revenues.

         On a pro forma basis, provision for doubtful accounts decreased slightly as a percentage of revenues to 7.0% for the three months ended June 30, 2000 from 7.1% for the three months ended June 30, 1999.

         On a pro forma basis, depreciation and amortization expense increased to $8.2 million for the three months ended June 30, 2000 from $6.9 million for the three months ended June 30, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999.

         On a pro forma basis, interest expense increased to $7.4 million for the three months ended June 30, 2000 from $6.7 million for the three months ended June 30, 1999 primarily as a result of higher actual interest rates at June 30, 2000 compared to the interest rate assumptions used for the June 30, 1999 pro forma calculation of interest expense.

         On a pro forma basis, ESOP expense increased to $1.3 million for the three months ended June 30, 2000 from $0.8 million for the three months ended June 30, 1999 primarily as a result of a higher average fair market value of the Company's Common Stock for the three months ended June 30, 2000 compared to the average fair market value assumptions used for the June 30, 1999 pro forma calculation of ESOP expense.

         On a pro forma basis, minority interests remained constant as a percentage of revenues at 0.4% for the three months ended June 30, 2000 and 1999.

         On a pro forma basis, income before income taxes increased to $7.3 million for the three months ended June 30, 2000 compared to $3.2 million for the three months ended June 30, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         On a pro forma basis, net income increased to $4.0 million for the three months ended June 30, 2000 compared to $1.9 million for the three months ended June 30, 1999.

Pro Forma Comparisons of the Six Months Ended June 30, 2000 and 1999

         The following discussion compares the results of the six months ended June 30, 2000 to the results of the six months ended June 30, 1999, in each case giving effect to the adjustments set forth above.

         On a pro forma basis, revenues increased 8.3% to $258.2 million for the six months ended June 30, 2000 compared to $238.3 million for the six months ended June 30, 1999. Of the 8.3% increase, 0.9% related to the acquisition in June 2000. The remaining increase is primarily a result of increases in the volume of patients treated at the Company's facilities. Inpatient admissions increased 3.2%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 6.8% and revenues per equivalent admission increased 1.5% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in revenues per equivalent admission was primarily as a result of an increase in the number of higher intensity services provided by the Company during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in revenues per equivalent admission was partially offset by decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $0.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999), and continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 22.2% for the six months ended June 30, 2000 compared to 19.8% for the six months ended June 30, 1999).

         On a pro forma basis, salaries and benefits decreased as a percentage of revenues to 40.4% for the six months ended June 30, 2000 from 41.9% for the six months ended June 30, 1999 primarily as a result of improvements in labor productivity. Man-hours per equivalent admission decreased 5.1% over the same period in the prior year.

         On a pro forma basis, supply costs increased as a percentage of revenues to 12.3% for the six months ended June 30, 2000 from 12.1% for the six months ended June 30, 1999. The cost of supplies per equivalent admission increased 2.8% primarily as a result of an increase in the number of surgeries performed by the Company during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs, other supplies and increases in new product development costs and general inflation.

         On a pro forma basis, other operating expenses decreased as a percentage of revenues to 21.2% for the six months ended June 30, 2000 from 22.8% for the six months ended June 30, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to a decrease in contract services as a percentage of revenues.

         On a pro forma basis, provision for doubtful accounts, as a percentage of revenues, decreased to 6.6% for the six months ended June 30, 2000 from 6.9% for the six months ended June 30, 1999 primarily due to an improvement in the Company's accounts receivable days outstanding.

         On a pro forma basis, depreciation and amortization expense increased to $15.8 million for the six months ended June 30, 2000 from $13.6 million for the six months ended June 30, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999.

         On a pro forma basis, interest expense increased to $14.6 million for the six months ended June 30, 2000 from $13.3 million for the six months ended June 30, 1999 primarily as a result of higher actual interest rates at June 30, 2000 compared to the interest rate assumptions used for the June 30, 1999 pro forma calculation of interest expense.

         On a pro forma basis, ESOP expense increased to $2.4 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999 primarily as a result of a higher average fair market value of the Company's Common Stock for the six months ended June 30, 2000 compared to the average fair market value assumptions used for the June 30, 1999 pro forma calculation of ESOP expense.

         On a pro forma basis, minority interests increased slightly as a percentage of revenues to 0.5% for the six months ended June 30, 2000 from 0.4% for the six months ended June 30, 1999.

         On a pro forma basis, income before income taxes increased to $16.3 million for the six months ended June 30, 2000 compared to $9.5 million for the six months ended June 30, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         On a pro forma basis, net income increased to $9.0 million for the six months ended June 30, 2000 compared to $5.5 million for the six months ended June 30, 1999.

Liquidity and Capital Resources

         Prior to the Distribution, the Company relied upon HCA for liquidity and sources of capital to supplement any needs not met by operations. As an independent, publicly-traded company, the Company has relied upon its bank credit facilities and other traditional funding sources to supplement needs not met by operations. At June 30, 2000, the Company had working capital of $48.6 million compared to $42.2 million at December 31, 1999. The increase in working capital was primarily due to a decrease in accounts payable of $16.3 million which was primarily due to payments made to HCA and payment of trade accounts payable. The increase in working capital was partially offset by an increase in current maturities of long-term debt of $6.2 million.

         Cash provided by operating activities was $28.9 million for the six months ended June 30, 2000 compared to $20.4 million for the six months ended June 30, 1999. This increase was primarily due to an increase in the deferred income tax provision as a result of the sale of two facilities during the six months ended June 30, 2000. The increase in cash provided by operating activities was also attributable to less of an increase in accounts receivable compared to the increase in the same period of the prior year. For the six months ended June 30, 1999, HCA indemnified the Company with respect to Medicare, Medicaid and cost based Blue Cross receivables and payables relating to cost reporting periods ending on or prior to the Distribution. This caused accounts receivable to increase by approximately $22 million during the six months ended June 30, 1999. These increases are offset by a decrease in accounts payable and accrued expenses. Accounts payable and accrued expenses decreased primarily due to payments made to HCA, payments on trade accounts payable and payments of accrued interest during the six months ended June 30, 2000.

         Cash used in investing activities was $98.5 million for the six months ended June 30, 2000 compared to $28.6 million for the six months ended June 30, 1999. The increase was primarily due to the acquisition of Putnam Community Medical

Center and the funding of the acquisition of Lander Valley Medical Center. The increase was partially offset by decreased capital expenditures of $15.0 million during the six months ended June 30, 2000 compared to $28.8 million for the six months ended June 30, 1999 primarily due to the construction of a replacement facility during 1999. At June 30, 2000, there were projects under construction which had an estimated additional cost to complete and equip of approximately $7.5 million. These projects are scheduled for completion over the next twelve to eighteen months. Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities. The Company expects to make total capital expenditures in 2000 of approximately $35 to $40 million, excluding acquisitions.

         Cash provided by financing activities was $63.0 million for the six months ended June 30, 2000 compared to $23.7 million for the six months ended June 30, 1999. The increase was primarily due to increases in long-term debt as a result of acquisitions.

         In June 2000, the Company borrowed the remaining $35 million of its $60 million term loan facility. In addition, in June 2000, the Company borrowed $30 million under the $65 million revolving credit facility. This additional debt was used to fund acquisitions. At June 30, 2000, the Company had $30 million outstanding under its revolving credit facility. Effective August 1, 2000, the Company sold Riverview Medical Center in Gonzales, Louisiana for approximately $20 million. The proceeds from the transaction and the Company's available cash were used to pay off the $30 million outstanding balance under the Company's revolving credit facility.

         Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. However, for other reasons, certain of the Company's hospitals may be sold in the future from time to time. Although the Company's indebtedness is much more significant than was the case for its predecessor entities, management expects that operations and amounts available under the Company's credit agreement will provide sufficient liquidity for the next twelve months.

         The Company intends to acquire additional hospitals in the future. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional debt or equity financing for its acquisition program or other needs. In order to ensure the tax-free treatment of the Distribution, however, the Company is limited in the amount of stock it may issue.

         The Company does not expect to pay dividends on its Common Stock in the foreseeable future.

Contingencies

  HCA Investigations, Litigation and Indemnification Rights

         Based upon its review of public filings and statements made by HCA, LifePoint's management understands that HCA is the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Any discussion contained in this report regarding such matters is based solely upon such public filings and statements. Management of LifePoint understands that HCA is cooperating in these investigations and that HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, HCA expects subpoenas and investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). HCA understands that the Commission's investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

         HCA is a defendant in several qui tam actions, or actions under a state statute brought by private parties on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six qui tam actions against HCA. HCA is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

         HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions. Several derivative actions have been filed in state court by certain purported stockholders of HCA against certain of its current and former officers and directors alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

         On May 18, 2000, HCA announced that it had reached an understanding with the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice would require HCA to pay $745 million in compensation to the government, with interest accruing immediately at a fixed rate of 6.5% per annum, and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. The settlement is subject to approval by additional officials of the Department of Justice, other federal agencies as well as state officials; execution of a corporate integrity agreement; execution of definitive settlement documents; execution of agreements to resolve all criminal investigations pending against HCA and court approval.

         We are unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the Distribution, the Company entered into a Distribution Agreement with HCA. The terms of the Distribution Agreement provide that HCA will indemnify the Company in respect of any losses which it may incur as a result of the proceedings described above, all of which the Company believes relate to periods prior to the Distribution. HCA has also agreed to indemnify the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make cash payments to the Company based on an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the Distribution Agreement, less the net proceeds of the sale or other disposition of the excluded hospital. The Company has agreed with HCA that, in connection with the pending governmental investigations, the Company will negotiate one or more compliance agreements with the OIG setting forth the Company's agreement to comply with applicable laws and regulations. HCA is expected to enter into its own compliance agreement with the OIG that will become effective when its settlement is final. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. HCA has not indemnified the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

         Management of LifePoint believes that the ongoing governmental investigations and related media coverage may have had a negative effect on HCA's results of operations (which include the Company for the periods prior to the date of the Distribution which are presented herein). The extent to which the Company may or may not continue to be affected by the ongoing investigations of HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the Company's business, financial condition, results of operations or prospects in future periods.

Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. Management does not anticipate that the adoption of the new statement will have a material effect on the financial condition or results of operations of the Company.

Inflation

         The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company's ability to pass on these increased costs is limited due to increasing regulatory and competitive pressures, as discussed above. In the event the Company experiences inflationary pressures, there can be no assurance that the Company's results of operations will not be materially effected.

Health Care Reform

         In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in the Company's markets. The cost of certain proposals could be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to health care providers or taxes levied on hospitals or other providers. While the Company is unable to predict which, if any, proposals for health care reform will be adopted; there can be no assurance that proposals adverse to the business of the Company will not be adopted.

                                 OPERATING DATA

                                                  ACTUAL             PRO FORMA(h)
                                             ----------------      -----------------
                                              2000    1999(g)      2000      1999(g)
                                             ------   -------      ------     ------
Number of hospitals in operation at
        March 31..........................        22       23            20        20
        June 30............................       22       23            21        20
        September 30.......................                23                      20
        December 31........................                23                      20
Licensed hospitals beds at (a):
        March 31..........................     2,129    2,169         1,896     1,896
        June 30............................    2,083    2,169         2,027     1,896
        September 30.......................             2,169                   1,896
        December 31........................             2,169                   1,896
Weighted average licensed beds (b):
    Quarter:
        First..............................    2,143    2,169         1,896     1,896
        Second.............................    1,999    2,169         1,943     1,896
        Third..............................             2,169                   1,896
        Fourth.............................             2,169                   1,896
    Year...................................             2,169                   1,896
Average daily census (c):
    Quarter:
        First..............................      801      863           758       785
        Second.............................      676      714           668       646
        Third..............................               668                     615
        Fourth.............................               713                     664
    Year...................................               739                     677
Admissions (d):
    Quarter:
        First..............................   17,195   17,936        16,441    16,454
        Second.............................   15,281   15,294        15,057    14,070
        Third..............................            15,018                  13,998
        Fourth.............................            15,833                  14,870
    Year...................................            64,081                  59,392
Equivalent Admissions (e):
    Quarter:
        First..............................   30,521   30,545        29,018    28,005
        Second.............................   28,780   27,574        28,025    25,412
        Third..............................            27,762                  25,743
        Fourth.............................            28,440                  26,558
    Year...................................           114,321                 105,718
Average length of stay (days) (f):
    Quarter:
        First..............................      4.2      4.3           4.2       4.3
        Second.............................      4.0      4.2           4.0       4.2
        Third..............................               4.1                     4.0
        Fourth.............................               4.1                     4.1
    Year...................................               4.2                     4.2

------------------------
(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b) Represents the average number of licensed beds, weighted based on periods owned.

(c) Represents the average number of patients in the Company's hospital beds each day.

(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f) Represents the average number of days admitted patients stay in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.

(g) 1999 operating data has been restated due to a correction in admissions.

(h) Pro forma information excludes the three facilities the Company's management previously identified as held for sale.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         During the six months ended June 30, 2000, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II. Other Information

Item 4:  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of stockholders was held on May 11, 2000. The following matters were voted upon at the meeting:

    (a) Election of Class I Directors

                                               VOTES IN
                                                 FAVOR     ABSTAINED
                                               ---------   ---------
        Ricki Tigert Helfer                    28,328,140   262,230
        John E. Maupin, Jr., D.D.S.            28,327,628   262,742



                                               VOTES IN                 VOTES
                                                 FAVOR     ABSTAINED   AGAINST
                                              ----------   ---------   -------
    (b) Ratification of Ernst & Young LLP as
        the Company's auditors for the year
        ending December 31, 2000               28,577,685     5,136      7,549


Item 6:  Exhibits and Reports on Form 8-K

    (a)  List of Exhibits:

EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------

  3.1             Certificate of Incorporation of LifePoint Hospitals, Inc.
                  Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

  3.2 Bylaws of LifePoint Hospitals, Inc. Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

  3.3 Certificate of Incorporation of LifePoint Hospitals Holdings, Inc. Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

  3.4 Bylaws of LifePoint Hospitals Holdings, Inc. Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

  27.1 Financial Data Schedule for LifePoint Hospitals, Inc. (for SEC use only).

  27.2            Financial Data Schedule for LifePoint Hospitals Holdings, Inc.
                  (for SEC use only).



    (b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

         On May 31, 2000, the Company filed a report on Form 8-K pursuant to
Item 5 related to the death of the Company's Chairman and Chief Executive Officer, Scott Mercy.

         On June 9, 2000, the Company filed a report on Form 8-K pursuant to
Item 5 related to the appointment of James M. Fleetwood, Jr. as Chairman and Chief Executive Officer and Richard H. Evans as Director.

         On June 28, 2000, the Company filed a report on Form 8-K pursuant to
Item 2 related to the acquisition of Putnam Community Medical Center.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LifePoint Hospitals, Inc.



Date:  August 11, 2000              /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President &
                                    Chief Financial Officer



                                    LifePoint Hospitals Holdings, Inc.



Date:  August 11, 2000              /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President &
                                    Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------

  3.1             Certificate of Incorporation of LifePoint Hospitals, Inc.
                  Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

  3.2 Bylaws of LifePoint Hospitals, Inc. Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

  3.3 Certificate of Incorporation of LifePoint Hospitals Holdings, Inc. Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

  3.4 Bylaws of LifePoint Hospitals Holdings, Inc. Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

  27.1 Financial Data Schedule for LifePoint Hospitals, Inc. (for SEC use only).

  27.2            Financial Data Schedule for LifePoint Hospitals Holdings, Inc.
                  (for SEC use only).