Form 10-Q
period 2000-09-30
LIFEPOINT HOSPITALS HOLDINGS INC
filed 2000-11-13
CIK 1090598

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

                For the quarterly period ended September 30, 2000

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

                                    YES [X]  NO [ ]

         As of October 31, 2000, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 32,253,336, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

================================================================================

Part I:  Financial Information
Item 1:  Financial Statements

                           LIFEPOINT HOSPITALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                (Dollars in millions, except per share amounts)

                                                                THREE MONTHS                NINE MONTHS
                                                                    ENDED                      ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                           ---------------------       --------------------
                                                             2000         1999          2000         1999
                                                           -------       -------       -------      -------
Revenues ...............................................   $ 145.3       $ 125.4       $ 414.6      $ 387.8

Salaries and benefits ..................................      58.1          52.2         168.2        165.1
Supplies ...............................................      17.1          15.7          50.1         47.7
Other operating expenses ...............................      30.6          28.8          88.8         87.4
Provision for doubtful accounts ........................      12.5          10.7          31.4         30.1
Depreciation and amortization ..........................       8.5           7.9          25.3         23.3
Interest expense .......................................       8.3           6.7          22.9         17.4
Management fees ........................................        --            --           --           3.2
Gain on previously impaired assets .....................      (1.4)           --          (1.4)          --
ESOP expense ...........................................       2.0           1.2           4.4          1.7
                                                           -------       -------       -------      -------
                                                             135.7         123.2         389.7        375.9
                                                           -------       -------       -------      -------
Income before minority interests and
 income taxes ..........................................       9.6           2.2          24.9         11.9
Minority interests in earnings of consolidated entities.       0.5           0.4           1.8          1.4
                                                           -------       -------       -------      -------
Income before income taxes .............................       9.1           1.8          23.1         10.5
Provision for income taxes .............................       4.3           0.7          10.6          4.4
                                                           -------       -------       -------      -------
   Net income ..........................................   $   4.8       $   1.1       $  12.5      $   6.1
                                                           =======       =======       =======      =======
Earnings per share:
   Basic ...............................................   $  0.15       $  0.03       $  0.40      $  0.20
                                                           =======       =======       =======      =======
   Diluted .............................................   $  0.14       $  0.03       $  0.38      $  0.20
                                                           =======       =======       =======      =======

Shares used in earnings per share calculations (000s):
   Basic ...............................................    31,706        30,951        31,400       30,349
       Dilutive securities - stock options .............     1,624            63         1,231          194
                                                           -------       -------       -------      -------
   Diluted .............................................    33,330        31,014        32,631       30,543
                                                           =======       =======       =======      =======







                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                 (Dollars in millions, except per share amounts)

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            2000          1999
                                                                          --------      --------
                                 ASSETS
                         ---------------------
Current assets:
   Cash and cash equivalents ........................................      $  20.3       $  12.5
   Accounts receivable, less allowance for doubtful accounts of $50.6
    at September 30, 2000 and $50.3 at December 31, 1999 ............         46.7          46.7
   Inventories ......................................................         13.8          14.3
   Deferred taxes and other current assets ..........................         35.4          25.9
                                                                           -------       -------
                                                                             116.2          99.4
Property and equipment, at cost:
   Land .............................................................          8.8           7.9
   Buildings ........................................................        243.1         204.1
   Equipment ........................................................        254.6         260.6
   Construction in progress (estimated cost to complete and equip
    after September 30, 2000 - $11.3) ...............................          3.2          20.2
                                                                           -------       -------
                                                                             509.7         492.8
Accumulated depreciation ............................................       (190.1)       (198.4)
                                                                           -------       -------
                                                                             319.6         294.4
Intangible assets, net of accumulated amortization of $10.6 at
   September 30, 2000 and $7.5 at December 31, 1999 .................         54.6          26.4
Other ...............................................................          0.8           0.2
                                                                           -------       -------
                                                                           $ 491.2       $ 420.4
                                                                           =======       =======

                          LIABILITIES AND EQUITY
                         ------------------------
Current liabilities:
   Accounts payable .................................................      $  14.1       $  26.5
   Accrued salaries .................................................         14.0          14.7
   Other current liabilities ........................................         21.4          12.9
   Current maturities of long-term debt .............................         10.2           3.1
                                                                           -------       -------
                                                                              59.7          57.2

Long-term debt ......................................................        281.1         257.1
Deferred taxes ......................................................         25.0          12.5
Professional liability risks and other liabilities ..................          7.8           3.4
Minority interests in equity of consolidated entities ...............          4.1           4.5

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    no shares issued ................................................           --            --
   Common stock, $0.01 par value; 90,000,000 shares authorized;
    32,142,444 shares issued and outstanding at September 30, 2000
    and 31,184,160 at December 31, 1999 .............................          0.3           0.3
   Capital in excess of par value ...................................        147.8         137.9
   Unearned ESOP compensation .......................................        (26.5)        (28.9)
   Notes receivable for shares sold to employees ....................         (7.2)        (10.2)
   Accumulated deficit ..............................................         (0.9)        (13.4)
                                                                           -------       -------
                                                                             113.5          85.7
                                                                           -------       -------
                                                                           $ 491.2       $ 420.4
                                                                           =======       =======



                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                              (Dollars in millions)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             --------------------
                                                              2000         1999
                                                             -------      -------
Cash flows from operating activities:
    Net income .........................................     $  12.5      $   6.1
    Adjustments to reconcile net income to
     net cash provided by operating activities:
        ESOP expense ...................................         4.4          1.7
        Provision for doubtful accounts ................        31.4         30.1
        Depreciation and amortization ..................        25.3         23.3
        Amortization of deferred loan costs ............         1.2          0.5
        Deferred income taxes (benefit) ................        13.3         (7.4)
        Reserve for professional liability risk ........         3.8          2.5
        Gain on previously impaired assets .............        (1.4)          --
        Increase (decrease) in cash from operating
         assets and liabilities, net of effects
         from acquisitions and divestitures:
           Accounts receivable .........................       (27.0)       (25.8)
           Inventories and other current assets ........        (1.8)        (1.7)
           Accounts payable and accrued expenses .......        (3.5)        11.8
           Income taxes payable ........................        (2.8)        10.3
        Other ..........................................         0.3         (1.2)
                                                             -------      -------
           Net cash provided by operating activities....        55.7         50.2

Cash flows from investing activities:
    Purchase of property and equipment, net ............       (23.3)       (40.5)
    Purchase of facilities .............................       (83.3)          --
    Proceeds from sale of facilities ...................        24.4           --
    Other ..............................................        (0.4)         0.3
                                                             -------      -------
           Net cash used in investing activities .......       (82.6)       (40.2)

Cash flows from financing activities:
    Increase (decrease) in long-term debt, net .........        30.4         (0.4)
    Increase in intercompany balances with HCA, net ....          --         23.1
    Proceeds from issuance of common stock .............         4.3           --
                                                             -------      -------
           Net cash provided by financing activities....        34.7         22.7

Change in cash and cash equivalents ....................         7.8         32.7
Cash and cash equivalents at beginning of period .......        12.5           --
                                                             -------      -------
Cash and cash equivalents at end of period .............     $  20.3      $  32.7
                                                             =======      =======

Interest payments ......................................     $  17.7      $  10.3
Income tax payments ....................................     $    --      $   6.1

Supplemental financing non-cash activities:
    Assumption of debt from HCA ........................     $    --      $ 260.0
    Elimination of intercompany amounts payable to HCA..     $    --      $ 219.8



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

         At September 30, 2000, the Company was comprised of 21 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 3 - ACQUISITIONS AND DIVESTITURES

  Acquisitions

         Effective July 1, 2000, the Company acquired Lander Valley Medical Center in Lander, Wyoming for approximately $33.0 million; and, effective June 16, 2000, the Company acquired Putnam Community Medical Center in Palatka, Florida for approximately $50.3 million. These acquisitions were accounted for using the purchase method of accounting. The allocations of the purchase prices were determined based on currently available information and are subject to further refinement pending the final working capital settlements.

  Divestitures

         In September 2000, the Company signed a definitive agreement to sell Springhill Medical Center in Springhill, Louisiana for approximately $5.0 million to $6.0 million. The transaction is scheduled to close during the fourth quarter of 2000, subject to customary conditions.

         Effective September 1, 2000, the Company sold Barrow Medical Center in Winder, Georgia for approximately $2.2 million.

         Effective August 1, 2000, the Company sold Riverview Medical Center in Gonzales, Louisiana for approximately $20.8 million. The proceeds from the transaction and the Company's available cash were used to pay down existing borrowings under the Company's revolving credit facility.

         Effective April 1, 2000, the Company sold Halstead Hospital in Halstead, Kansas and effective February 1, 2000, the Company sold Trinity Hospital in Erin, Tennessee.

         Halstead Hospital, Trinity Hospital, and Barrow Medical Center were the three hospitals previously held for sale by the Company. The Company recorded an impairment of long-lived assets related to the hospitals held for sale in 1998 and an additional impairment in 1999.

         During the three months ended September 30, 2000, the Company recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of a facility that was previously held for sale. The gain is recorded in the accompanying condensed consolidated statement of income as gain on previously impaired assets.

         The operating results of the acquisitions and divestitures have been consolidated in the accompanying condensed consolidated statements of income for the periods subsequent to acquisition and for the periods prior to sale.

         The following unaudited pro forma results of operations give effect to the operations of the hospitals acquired and sold during the nine months ended September 30, 2000 as if the respective transactions had occurred at the beginning of the period presented (in millions, except per share data):

                                                   Nine Months
                                                       Ended
                                                   September 30,
                                               ---------------------
                                                2000           1999
                                               ------         ------
                  Revenues                     $424.4         $392.0
                  Net income                   $ 13.0         $  9.0
                  Earnings per share:
                           Basic               $ 0.41         $ 0.30
                           Diluted             $ 0.40         $ 0.29



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

         We are unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the Distribution, the Company entered into a Distribution Agreement with HCA. The terms of the

Distribution Agreement provide that HCA will indemnify the Company in respect of any losses which it may incur as a result of the proceedings described above, all of which the Company believes relate to periods prior to the Distribution. HCA has also agreed to indemnify the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. HCA has further agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make cash payments to the Company based on an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the Distribution Agreement, less the net proceeds of the sale or other disposition of the excluded hospital. The Company has agreed with HCA that, in connection with the pending governmental investigations, the Company will negotiate one or more compliance agreements with the Office of the Inspector General ("OIG") setting forth the Company's agreement to comply with applicable laws and regulations. HCA is expected to enter into its own compliance agreement with the OIG that will become effective when its settlement is final. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. HCA has not indemnified the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, regardless of whether the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

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

  Physician Commitments

         The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $11.9 million at September 30, 2000. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

  Risks Associated with Liabilities of Acquired Businesses

         The Company has acquired and plans to continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. The Company has from time to time identified certain past practices of acquired companies that do not conform to its standards. Although the Company institutes policies designed to conform such practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

NOTE 5 - LONG-TERM DEBT

         In June 2000, the Company borrowed the remaining $35 million of its $60 million term loan facility and $30 million under its $65 million revolving credit facility. The Company utilized this additional debt to fund acquisitions. In August 2000, the Company paid down the revolving credit facility using the Company's available cash and proceeds from the sale of Riverview Medical Center (see Note 3). At September 30, 2000, no amounts were outstanding under the revolving credit facility.

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

         As of May 11, 1999, two of the Subsidiary Guarantors were not wholly owned and the guarantees of such non-wholly owned entities were limited. During the fourth quarter of 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, at September 30, 2000, only one of the Company's subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned Subsidiary Guarantor.

         Presented below is summarized condensed unaudited consolidating financial information for the Company and its subsidiaries as of and for the nine months ended September 30, 2000 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.

                            LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                              (DOLLARS IN MILLIONS)

                                                                  WHOLLY        MOSTLY
                                                                  OWNED         OWNED
                                                  ISSUER OF     SUBSIDIARY    SUBSIDIARY                CONSOLIDATED
                                        PARENT      NOTES       GUARANTORS    GUARANTOR   ELIMINATIONS      TOTAL
                                        ------      -----       ----------    ----------  ------------  ------------
Revenues ..........................     $   --      $   --        $390.5        $ 24.1      $   --        $414.6

Salaries and benefits .............         --          --         160.4           7.8          --         168.2
Supplies ..........................         --          --          47.0           3.1          --          50.1
Other operating expenses ..........         --          --          85.3           3.5          --          88.8
Provision for doubtful accounts ...         --          --          29.5           1.9          --          31.4
Depreciation and amortization .....         --          --          24.0           1.3          --          25.3
Interest expense ..................         --        22.9          (0.3)          0.3          --          22.9
Management fees ...................         --          --          (0.5)          0.5          --            --
Gain on previously impaired assets.         --          --          (1.4)           --          --          (1.4)
ESOP expense ......................         --          --           4.2           0.2          --           4.4
Equity in earnings of affiliates...      (12.5)      (28.4)           --            --        40.9            --
                                        ------      ------        ------        ------      ------        ------
                                         (12.5)       (5.5)        348.2          18.6        40.9         389.7
                                        ------      ------        ------        ------      ------        ------
Income before minority interests
  and income taxes ................       12.5         5.5          42.3           5.5       (40.9)         24.9
Minority interests in earnings of
  consolidated entities ...........         --         1.8            --            --          --           1.8
                                        ------      ------        ------        ------      ------        ------
Income before income taxes ........       12.5         3.7          42.3           5.5       (40.9)         23.1
Provision for income taxes ........         --        (8.8)         19.4            --          --          10.6
                                        ------      ------        ------        ------      ------        ------
     Net income ...................     $ 12.5      $ 12.5        $ 22.9        $  5.5      $(40.9)       $ 12.5
                                        ======      ======        ======        ======      ======        ======

                            LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                             (DOLLARS IN MILLIONS)

                                                                                WHOLLY       MOSTLY
                                                                                 OWNED        OWNED
                                                                  ISSUER OF    SUBSIDIARY   SUBSIDIARY               CONSOLIDATED
                                                        PARENT      NOTES      GUARANTORS   GUARANTOR  ELIMINATIONS      TOTAL
                                                        ------      ------     ----------   ---------  ------------  ------------
                            ASSETS
                      ------------------
Current assets:
    Cash and cash equivalents ....................      $   --      $   --       $ 20.3       $   --      $    --       $ 20.3
    Accounts receivable, net .....................          --          --         41.0          5.7           --         46.7
    Inventories ..................................          --          --         12.7          1.1           --         13.8
    Deferred taxes and other current assets ......          --          --         35.3          0.1           --         35.4
                                                        ------      ------       ------       ------      -------       ------
                                                            --          --        109.3          6.9           --        116.2
Property and equipment, at cost:
    Land .........................................          --          --          8.5          0.3           --          8.8
    Buildings ....................................          --          --        233.2          9.9           --        243.1
    Equipment ....................................          --          --        244.2         10.4           --        254.6
    Construction in progress .....................          --          --          3.2         --             --          3.2
                                                        ------      ------       ------       ------      -------       ------
                                                            --          --        489.1         20.6           --        509.7
Accumulated depreciation .........................          --          --       (177.9)       (12.2)          --       (190.1)
                                                        ------      ------       ------       ------      -------       ------
                                                            --          --        311.2          8.4           --        319.6

Net investment in and advances to subsidiaries ...       113.5       402.7           --           --       (516.2)          --
Intangible assets, net ...........................          --         9.4         34.9         10.3           --         54.6
Other ............................................          --          --          0.8           --           --          0.8
                                                        ------      ------       ------       ------      -------       ------
                                                        $113.5      $412.1       $456.2       $ 25.6      $(516.2)      $491.2
                                                        ======      ======       ======       ======      =======       ======


                    LIABILITIES AND EQUITY
                   ------------------------

Current liabilities:
    Accounts payable .............................      $   --      $   --       $ 13.7       $  0.4      $    --       $ 14.1
    Accrued salaries .............................          --          --         14.0           --           --         14.0
    Other current liabilities ....................          --         6.8         14.2          0.4           --         21.4
    Current maturities of long-term debt .........          --        10.0          0.2           --           --         10.2
                                                        ------      ------       ------       ------      -------       ------
                                                            --        16.8         42.1          0.8           --         59.7

Intercompany balances to affiliates ..............          --        (3.4)        (7.2)        10.6           --           --

Long-term debt ...................................          --       281.1           --           --           --        281.1
Deferred income taxes ............................          --          --         25.0           --           --         25.0
Professional liability risks and other liabilities          --          --          7.8           --           --          7.8
Minority interests in equity of consolidated
    entities .....................................          --         4.1           --           --           --          4.1

Stockholders' equity .............................       113.5       113.5        388.5         14.2       (516.2)       113.5
                                                        ------      ------       ------       ------      -------       ------
                                                        $113.5      $412.1       $456.2       $ 25.6      $(516.2)      $491.2
                                                        ======      ======       ======       ======      =======       ======

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN MILLIONS)

                                                                                    WHOLLY       MOSTLY
                                                                                     OWNED        OWNED
                                                                     ISSUER OF    SUBSIDIARY   SUBSIDIARY               CONSOLIDATED
                                                           PARENT      NOTES      GUARANTORS   GUARANTOR  ELIMINATIONS      TOTAL
                                                           ------      ------     ----------   ---------  ------------  ------------

Cash flows from operating activities:
   Net income ..........................................   $  12.5     $  12.5     $  22.9      $  5.5      $ (40.9)      $  12.5
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      ESOP expense .....................................        --          --         4.2         0.2           --           4.4
      Equity in earnings of affiliates .................     (12.5)      (28.4)         --          --         40.9            --
      Provision for doubtful accounts ..................        --          --        29.5         1.9           --          31.4
      Depreciation and amortization ....................        --          --        24.0         1.3           --          25.3
      Amortization of deferred loan costs ..............        --         1.2          --          --           --           1.2
      Deferred income taxes ............................        --          --        13.3          --           --          13.3
      Reserve for professional liability risk ..........        --          --         3.8          --           --           3.8
      Gain on previously impaired assets ...............        --          --        (1.4)        --            --          (1.4)
      Increase (decrease) in cash from operating assets
       and liabilities, net of effects from acquisitions
       and divestitures:
        Accounts receivable ............................        --          --       (24.7)       (2.3)          --         (27.0)
        Inventories and other current assets ...........        --          --        (1.9)        0.1           --          (1.8)
        Accounts payable and accrued expenses ..........        --         4.2        (7.6)       (0.1)          --          (3.5)
        Income taxes payable ...........................        --          --        (2.8)         --           --          (2.8)
      Other ............................................        --        (1.2)        1.5          --           --           0.3
                                                           -------     -------     -------      ------      -------       -------
        Net cash provided by (used in) operating
         activities ....................................        --       (11.7)       60.8         6.6           --          55.7

Cash flows from investing activities:
   Purchase of property and equipment, net .............        --          --       (23.1)       (0.2)          --         (23.3)
   Purchase of facilities ..............................        --          --       (83.3)         --           --         (83.3)
   Proceeds from sale of facilities ....................        --          --        24.4          --           --          24.4
   Other ...............................................        --          --        (0.4)         --           --          (0.4)
                                                           -------     -------     -------      ------      -------       -------
        Net cash used in investing activities ..........        --          --       (82.4)       (0.2)          --         (82.6)

Cash flows from financing activities:
   Increase in long-term debt, net .....................        --        31.1          --          --           --          31.1
   Distributions .......................................        --          --         6.7        (6.7)          --          --
   Proceeds from issuance of common stock ..............        --          --         4.3          --           --           4.3
   Increase (decrease) in intercompany balances
     with affiliates, net ..............................        --       (19.4)       18.4         0.3           --          (0.7)
                                                           -------     -------     -------      ------      -------       -------
        Net cash provided by (used in)
         financing activities ..........................        --        11.7        29.4        (6.4)          --          34.7

Change in cash and cash equivalents ....................        --          --         7.8          --           --           7.8
Cash and cash equivalents at beginning of period .......        --          --        12.5          --           --          12.5
                                                           -------     -------     -------      ------      -------       -------
Cash and cash equivalents at end of period .............        --          --     $  20.3          --           --       $  20.3
                                                           =======     =======     =======      ======      =======       =======

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

Forward-Looking Statements

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the Company's limited operating history; (ii) the Company's substantial leverage; (iii) the concentration of the Company's revenue in Kentucky and Tennessee; (iv) the Company's holding company structure; (v) the highly competitive nature of the health care business, including the competition to recruit general and specialized physicians; (vi) the efforts of insurers, health care providers and others to contain health care costs; (vii) possible changes in the Medicare and various Medicaid programs that may further limit reimbursements to health care providers and insurers; (viii) changes in federal, state or local regulation affecting the health care industry; (ix) the possible enactment of federal or state health care reform;
(x) the ability to attract and retain qualified management and personnel, including physicians, both general practitioners and specialists, consistent with Company expectations and targets; (xi) uncertainty surrounding Congressional efforts to amend The Balanced Budget Act of 1997, including uncertainties following the national election held on November 7, 2000; (xii) the ability to enter into, renegotiate and renew payor arrangements on acceptable terms; (xiii) the availability and terms of capital to fund the Company's business strategy; (xiv) implementation of the Company's business strategy and development plans; (xv) the Company's continuing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the voluntary corporate integrity agreement that the Company expects to enter into with the government; (xvi) the ability to increase patient volumes and control the costs of providing services and supply costs; (xvii) successful development or license, performance and use of management information systems, including software for efficient claims processing; (xviii) liabilities and other claims asserted against the Company, including without limitation, liabilities for which the Company may be indemnified by HCA; (xix) limitations placed on the Company by the tax ruling received in connection with the Distribution, which limitations could restrict the Company's ability to raise capital and implement its acquisition plans, among other things; (xx) fluctuations in the market value of the Company's Common Stock; (xxi) changes in accounting practices; (xxii) changes in general economic conditions; and (xxiii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Results of Operations

  Revenue/Volume Trends

         The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase because of the general aging of the population and the expansion of state Medicaid programs. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon prospective payment amounts regardless of the cost incurred, revenues, earnings and cash flows are being reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 90.3% of total admissions for the nine months ended September 30, 2000 compared to 89.3% for the same period last year.

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

         Management's strategy in response to these challenges includes delivering a broad range of quality health care services to patients through a focus on physician recruitment, investing capital in the Company's existing facilities and a continued focus on cost control. Since the formation of the Company, 175 physicians have been recruited, of which approximately 55% are specialists. Adding new physicians will help increase patient volumes, and thereby, increase revenues. Continuing to add specialists will allow the Company to grow by offering new services. In addition, the Company plans to invest capital in its existing facilities in order to expand services and to maintain efficiencies resulting from changes in technology.

Impact of Acquisitions and Divestitures

  Acquisitions

         Effective July 1, 2000, the Company acquired Lander Valley Medical Center in Lander, Wyoming for approximately $33.0 million; and, effective June 16, 2000, the Company acquired Putnam Community Medical Center in Palatka, Florida for approximately $50.3 million. These acquisitions were accounted for using the purchase method of accounting. The allocations of the purchase prices were determined based on currently available information and are subject to further refinement pending the final working capital settlements.

  Divestitures

         In September 2000, the Company signed a definitive agreement to sell Springhill Medical Center in Springhill, Louisiana for approximately $5.0 million to $6.0 million. The transaction is scheduled to close during the fourth quarter of 2000, subject to customary conditions.

         Effective September 1, 2000, the Company sold Barrow Medical Center in Winder, Georgia for approximately $2.2 million.

         Effective August 1, 2000, the Company sold Riverview Medical Center in Gonzales, Louisiana for approximately $20.8 million. The proceeds from the transaction and the Company's available cash were used to pay down existing borrowings under the Company's revolving credit facility.

         Effective April 1, 2000, the Company sold Halstead Hospital in Halstead, Kansas and effective February 1, 2000, the Company sold Trinity Hospital in Erin, Tennessee.

         Halstead Hospital, Trinity Hospital, and Barrow Medical Center were the three hospitals previously held for sale by the Company. The Company recorded an impairment of long-lived assets related to the hospitals held for sale in 1998 and an additional impairment in 1999.

         During the three months ended September 30, 2000, the Company recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of a facility that was previously held for sale. The gain is recorded in the accompanying condensed consolidated statement of income as gain on previously impaired assets.

         The operating results of the acquisitions and divestitures have been consolidated in the accompanying condensed consolidated statements of income for the periods subsequent to acquisition and for the periods prior to sale.

         Due to the relatively small number of hospitals owned by the Company, each hospital acquisition can materially affect the Company's overall operating margin. Upon the acquisition of a hospital, the Company typically takes a number of steps to lower operating costs. The impact of such actions may be offset by other cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect overall operating margins in the short term. As the Company acquires additional hospitals, this effect should be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

Operating Results Summary

         The following is a summary of results of operations for the three months and nine months ended September 30, 2000 and 1999 (dollars in millions):

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------
                                               2000              1999
                                         ----------------  ----------------
                                                   % OF              % OF
                                         AMOUNT  REVENUES  AMOUNT  REVENUES
                                         ------  --------  ------  --------
Revenues .............................   $145.3    100.0%  $125.4    100.0%

Salaries & benefits ..................     58.1     40.1     52.2     41.7
Supplies .............................     17.1     11.8     15.7     12.5
Other operating expenses .............     30.6     20.9     28.8     23.0
Provision for doubtful accounts ......     12.5      8.6     10.7      8.5
Depreciation & amortization ..........      8.5      5.9      7.9      6.4
Interest expense .....................      8.3      5.7      6.7      5.3
Gain on previously impaired assets ...     (1.4)    (1.0)      --       --
ESOP expense .........................      2.0      1.4      1.2      0.9
                                         ------   ------   ------   ------
                                          135.7     93.4    123.2     98.3
                                         ------   ------   ------   ------

Income before minority interests
 and income taxes ....................      9.6      6.6      2.2      1.7
Minority interests in earnings of
 consolidated entities ...............      0.5      0.3      0.4      0.3
                                         ------   ------   ------   ------
Income before income taxes ...........      9.1      6.3      1.8      1.4
Provision for income taxes ...........      4.3      3.0      0.7      0.6
                                         ------   ------   ------   ------
Net income ...........................   $  4.8      3.3%  $  1.1      0.8%
                                         ======   ======   ======   ======

% changes from prior year:
  Revenues............................     15.7%
  Income before income taxes..........    405.1
  Net income..........................    356.9
  Admissions (a)......................     11.3
  Equivalent admissions (b)...........     10.9
  Revenues per equivalent admission ..      4.4
Same hospital % changes from prior
    year (c):
  Revenues ...........................      9.6
  Admissions (a) .....................      3.8
  Equivalent admissions (b)...........      7.8
  Revenues per equivalent admission ..      1.6

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------
                                               2000              1999
                                         ----------------  ----------------
                                                   % OF              % OF
                                         AMOUNT  REVENUES  AMOUNT  REVENUES
                                         ------  --------  ------  --------
Revenues .............................   $414.6    100.0%  $387.8    100.0%

Salaries & benefits ..................    168.2     40.6    165.1     42.6
Supplies .............................     50.1     12.1     47.7     12.3
Other operating expenses .............     88.8     21.3     87.4     22.5
Provision for doubtful accounts ......     31.4      7.6     30.1      7.8
Depreciation & amortization ..........     25.3      6.1     23.3      6.0
Interest expense .....................     22.9      5.5     17.4      4.5
Management fees allocated from HCA ...       --       --      3.2      0.8
Gain on previously impaired assets ...     (1.4)    (0.3)      --       --
ESOP expense .........................      4.4      1.1      1.7      0.4
                                         ------   ------   ------   ------
                                          389.7     94.0    375.9     96.9
                                         ------   ------   ------   ------

Income before minority interests
 and income taxes ....................     24.9      6.0     11.9      3.1
Minority interests in earnings of
 consolidated entities ...............      1.8      0.4      1.4      0.4
                                         ------   ------   ------   ------
Income before income taxes ...........     23.1      5.6     10.5      2.7
Provision for income taxes ...........     10.6      2.6      4.4      1.1
                                         ------   ------   ------   ------
Net income ...........................   $ 12.5      3.0%  $  6.1      1.6%
                                         ======   ======   ======   ======

% changes from prior year:
  Revenues............................      6.9%
  Income before income taxes..........    120.6
  Net income..........................    105.4
  Admissions (a)......................      2.0
  Equivalent admissions (b)...........      4.9
  Revenues per equivalent admission...      1.9
Same hospital % changes from prior
    year (c):
  Revenues ...........................      8.2
  Admissions (a) .....................      2.7
  Equivalent admissions (b) ..........      6.6
  Revenues per equivalent admission ..      1.6

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

(c) Same hospital information excludes the operations of hospitals which were either acquired or divested during the current and prior periods.

For the Three Months Ended September 30, 2000 and 1999

         Revenues increased 15.7% to $145.3 million for the three months ended September 30, 2000 compared to $125.4 million for the three months ended September 30, 1999. This increase is primarily attributable to a 9.6% increase in same hospital revenue and the acquisition of two hospitals during fiscal 2000. The increase in revenues was partially offset by the sale of four hospitals during fiscal 2000. The 9.6% increase in same hospital revenues was primarily a result of a 3.8% increase in same hospital inpatient admissions and a 7.8% increase in same hospital equivalent admissions (adjusted to reflect combined inpatient and outpatient volume).

         Revenues per equivalent admission increased 4.4% primarily due to the acquisition of two hospitals in fiscal 2000 which have higher net revenues per equivalent admission compared to the Company average. The higher net revenues per equivalent admission at one of the acquired hospitals is primarily the result of a low number of outpatient procedures performed at that hospital as revenues earned on outpatient services are generally lower than inpatient services. In addition, the higher net revenues per equivalent admission at the other acquired hospital is primarily as a result of a lower percentage of net revenues from managed care plans as compared to the Company average. The increase in revenues per equivalent admission was partially offset by an increase in outpatient revenues for the three months ended September 30, 2000 compared to the same period last year. Net outpatient revenues as a percentage of net patient revenues were 49.5% for the three months ended September 30, 2000 compared to 48.9% for the same period last year.

         The Company recorded favorable cost report adjustments of $1.3 million for the three months ended September 30, 2000 compared to $0.3 million for the three months ended September 30, 1999.

         Salaries and benefits decreased as a percentage of revenues to 40.1% for the three months ended September 30, 2000 from 41.7% for the three months ended September 30, 1999 as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. Man-hours per equivalent admission decreased 4.2% over the same period last year.

         Supply costs decreased as a percentage of revenues to 11.8% for the three months ended September 30, 2000 from 12.5% for the three months ended September 30, 1999 as a result of a 1.2% decrease in the cost of supplies per equivalent admission which is primarily related to the Company's acquisitions in fiscal 2000. The supply costs as a percentage of revenues at the acquired facilities were lower than the Company average.

         Other operating expenses decreased as a percentage of revenues to 20.9% for the three months ended September 30, 2000 from 23.0% for the three months ended September 30, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of a decrease in professional fees and contract services as a percentage of revenues.

         Provision for doubtful accounts increased as a percentage of revenues to 8.6% for the three months ended September 30, 2000 from 8.5% for the three months ended September 30, 1999 primarily due to the effect of one of the Company's acquisitions in fiscal 2000. The provision for doubtful accounts as a percentage of revenues at this hospital is significantly higher than the Company average.

         Depreciation and amortization expense increased to $8.5 million for the three months ended September 30, 2000 from $7.9 million for the three months ended September 30, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999 and the acquisition of two hospitals in fiscal 2000. This increase was partially offset by a decrease in depreciation and amortization expense related to the sale of four hospitals in fiscal 2000.

         Interest expense increased to $8.3 million for the three months ended September 30, 2000 from $6.7 million for the three months ended September 30, 1999. This increase is primarily due to the increased borrowings to finance acquisitions and an increase in interest rates.

         During the three months ended September 30, 2000, the Company recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of a facility that was previously held for sale. The gain is recorded in the accompanying condensed consolidated statement of income as gain on previously impaired assets.

         ESOP expense increased to $2.0 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999, primarily as a result of a higher average fair market value of the Company's Common Stock for the three months ended September 30, 2000 compared to the same period last year. ESOP expense is recognized based on the average fair market value of the shares committed to be released during the period.

         Minority interests in earnings of consolidated entities increased slightly to $0.5 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999.

         Income before income taxes increased to $9.1 million for the three months ended September 30, 2000 compared to $1.8 million for the three months ended September 30, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         The provision for income taxes for the three months ended September 30, 2000 was $4.3 million compared to $0.7 million for the three months ended September 30, 1999. These provisions reflect effective income tax rates of 47.5% for 2000 compared to 42.0% for 1999. The increase in the effective rate is due to the increase in the nondeductible portion of ESOP expense.

         Net income increased to $4.8 million for the three months ended September 30, 2000 compared to $1.1 million for the three months ended September 30, 1999.

For the Nine Months Ended September 30, 2000 and 1999

         Revenues increased 6.9% to $414.6 million for the nine months ended September 30, 2000 compared to $387.8 million for the nine months ended September 30, 1999. This increase is primarily attributable to an 8.2% increase in same hospital revenue and the acquisition of two hospitals during fiscal 2000. The increase in revenues was partially offset by the sale of four hospitals during fiscal 2000. The 8.2% increase in same hospital revenues was primarily a result of a 2.7% increase in same hospital inpatient admissions and a 6.6% increase in same hospital equivalent admissions (adjusted to reflect combined inpatient and outpatient volume).

         Revenues per equivalent admission increased 1.9% primarily due to the acquisition of two hospitals in fiscal 2000 which have a higher net revenues per equivalent admission compared to the Company average. The higher net revenues per equivalent admission at one of the acquired hospitals is primarily the result of a low number of outpatient procedures performed at that hospital as revenues from outpatient services are generally lower than inpatient services. In addition, the higher net revenues per equivalent admission at the other acquired hospital is primarily as a result of a lower percentage of net revenues from managed care plans as compared to the Company average. The increase in revenues per equivalent admission was partially offset by an increase in outpatient revenues for the nine months ended September 30, 2000 compared to the same period last year. Net outpatient revenues as a percentage of net patient revenues were 48.9% for the nine months ended September 30, 2000 compared to 47.0% for the same period last year.

         The Company recorded favorable cost report adjustments of $2.8 million for the nine months ended September 30, 2000 compared to $0.7 million for the nine months ended September 30, 1999.

         Salaries and benefits decreased as a percentage of revenues to 40.6% for the nine months ended September 30, 2000 from 42.6% for the nine months ended September 30, 1999 as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. Man-hours per equivalent admission decreased 4.9% over the same period last year.

         Supply costs decreased as a percentage of revenues to 12.1% for the nine months ended September 30, 2000 from 12.3% for the nine months ended September 30, 1999. The decrease was related to the Company's acquisitions in fiscal 2000. The supply costs as a percentage of revenues at the acquired facilities were lower than the Company average.

         Other operating expenses decreased as a percentage of revenues to 21.3% for the nine months ended September 30, 2000 from 22.5% for the nine months ended September 30, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of a decrease in contract services as a percentage of revenues.

         Provision for doubtful accounts decreased as a percentage of revenues to 7.6% for the nine months ended September 30, 2000 from 7.8% for the nine months ended September 30, 1999 primarily due to increased collections of the Company's accounts receivable.

         Depreciation and amortization expense increased to $25.3 million for the nine months ended September 30, 2000 from $23.3 million for the nine months ended September 30, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999 and the acquisition of two hospitals in fiscal 2000. This increase was partially offset by a decrease in depreciation and amortization expense related to the sale of four hospitals in fiscal 2000.

         Interest expense increased to $22.9 million for the nine months ended September 30, 2000 from $17.4 million for the nine months ended September 30, 1999. This increase is primarily due to the interest expense incurred on the debt obligations assumed from HCA as a result of the Distribution. The increase is also due to the increased borrowings to finance acquisitions and an increase in interest rates. For the nine months ended September 30, 1999, interest expense was a combination of interest incurred on the net intercompany balance with HCA and approximately four and a half months of interest expense on debt obligations assumed from HCA.

         Management fees incurred during 1999 represent fees allocated by HCA prior to the Distribution. This amount represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of HCA.

         During the nine months ended September 30, 2000, the Company recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of a facility that was previously held for sale. The gain is recorded in the accompanying condensed consolidated statement of income as gain on previously impaired assets.

         ESOP expense increased to $4.4 million for the nine months ended September 30, 2000 from $1.7 million for the nine months ended September 30, 1999. The ESOP was established in June 1999; therefore, only four months of expense for the ESOP is reflected in the nine months ended September 30, 1999. The increase in ESOP expense is also due to a higher average fair market value of the Company's Common Stock for the nine months ended September 30, 2000 compared to the same period last year. ESOP expense is recognized based on the average fair market value of the shares committed to be released during the period.

         Minority interests in earnings of consolidated entities increased slightly to $1.8 million for the nine months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999.

         Income before income taxes increased to $23.1 million for the nine months ended September 30, 2000 compared to $10.5 million for the nine months ended September 30, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         The provision for income taxes for the nine months ended September 30, 2000 was $10.6 million compared to $4.4 million for the nine months ended September 30, 1999. These provisions reflect effective income tax rates of 46.0% for 2000 and 42.0% for 1999. The increase in the effective rate is due to the increase in the nondeductible portion of ESOP expense.

         Net income increased to $12.5 million for the nine months ended September 30, 2000 compared to $6.1 million for the nine months ended September 30, 1999.

Pro Forma Operating Results Summary

         The following is a summary of pro forma results for the three and nine months ended September 30, 2000 and 1999 (dollars in millions, except per share amounts). The pro forma results reflect the results of the Company's operations as if the Distribution and the divestitures of the three facilities the Company's management previously identified as held for sale had occurred at the beginning of 1999.

                                          PRO FORMA COMPARISONS FOR THE
                                         THREE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------
                                              2000              1999
                                        ----------------  ----------------
                                                  % OF               % OF
                                        AMOUNT  REVENUES  AMOUNT   REVENUES
                                        ------  --------  ------   --------
Revenues ............................   $142.0    100.0%  $116.0    100.0%

Salaries & benefits .................     56.9     40.1     47.7     41.2
Supplies ............................     16.9     11.9     14.3     12.3
Other operating expenses ............     29.8     21.0     26.0     22.3
Provision for doubtful accounts .....     11.7      8.2      9.2      8.0
Depreciation & amortization .........      8.3      5.8      7.1      6.1
Interest expense ....................      8.3      5.9      6.7      5.8
ESOP expense ........................      2.0      1.4      1.2      1.0
                                        ------   ------   ------   ------
                                         133.9     94.3    112.2     96.7

Income before minority interests
  and income taxes ..................      8.1      5.7      3.8      3.3
Minority interests in earnings of
  consolidated entities .............      0.5      0.3      0.4      0.3
                                        ------   ------   ------   ------
Income before income taxes ..........      7.6      5.4      3.4      3.0
Provision for income taxes ..........      3.7      2.6      1.4      1.3
                                        ------   ------   ------   ------
Net income ..........................   $  3.9      2.8%  $  2.0      1.7%
                                        ======   ======   ======   ======
Earnings per share:
  Basic .............................   $ 0.12            $ 0.07
  Diluted ...........................   $ 0.12            $ 0.07

% changes from prior year:
  Revenues...........................     22.4%
  Income before income taxes.........    118.6
  Net income.........................     95.5
  Admissions ........................     18.3
  Equivalent admissions .............     17.4
  Revenues per equivalent admission..      4.3

                                          PRO FORMA COMPARISONS FOR THE
                                         NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------
                                              2000              1999
                                        ----------------  ----------------
                                                  % OF              % OF
                                        AMOUNT  REVENUES  AMOUNT  REVENUES
                                        ------  --------  ------  --------
Revenues ............................   $400.2    100.0%  $354.3    100.0%

Salaries & benefits .................    161.3     40.3    147.6     41.7
Supplies ............................     48.5     12.1     43.1     12.2
Other operating expenses ............     84.8     21.1     80.1     22.5
Provision for doubtful accounts .....     28.6      7.2     25.8      7.3
Depreciation & amortization .........     24.1      6.1     20.7      5.8
Interest expense ....................     22.9      5.7     20.0      5.7
ESOP expense ........................      4.4      1.1      2.7      0.8
                                        ------   ------   ------   ------
                                         374.6     93.6    340.0     96.0

Income before minority interests
 and income taxes ...................     25.6      6.4     14.3      4.0
Minority interests in earnings of
 consolidated entities ..............      1.7      0.4      1.4      0.3
                                        ------   ------   ------   ------
Income before income taxes ..........     23.9      6.0     12.9      3.7
Provision for income taxes ..........     11.0      2.8      5.4      1.6
                                        ------   ------   ------   ------
Net income ..........................   $ 12.9      3.2%  $  7.5      2.1%
                                        ======   ======   ======   ======
Earnings per share:
  Basic .............................   $ 0.41            $ 0.25
  Diluted ...........................   $ 0.40            $ 0.25

% changes from prior year:
  Revenues...........................     13.0%
  Income before income taxes.........     84.6
  Net income.........................     71.9
  Admissions ........................      7.9
  Equivalent admissions .............     10.2
  Revenues per equivalent admission .      2.5



For the three months and nine months ended September 30, 2000 and the three months ended September 30, 1999, the only pro forma adjustment is to eliminate the historical results of operations for the three facilities which the Company's management previously identified as held for sale. One of the three facilities was sold effective February 1, 2000, one was sold effective April 1, 2000 and the last was sold effective September 1, 2000. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

         For the nine months ended September 30, 1999, the pro forma results reflect the following adjustments at the beginning of the period:

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

Pro Forma Comparisons of the Three Months Ended September 30, 2000 and 1999

         The following discussion compares the results of the three months ended September 30, 2000 to the results of the three months ended September 30, 1999, in each case giving effect to the adjustments set forth above.

         On a pro forma basis, revenues increased 22.4% to $142.0 million for the three months ended September 30, 2000 compared to $116.0 million for the three months ended September 30, 1999. Of the 22.4% increase, 15.3% was due to the two acquisitions during fiscal 2000. The remaining increase is primarily a result of increases in the volume of patients treated at the Company's facilities. Inpatient admissions increased 18.3%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 17.4% and revenues per equivalent admission increased 4.3% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in revenues was partially offset by the sale of one hospital during the three months ended September 30, 2000. The increase in revenues per equivalent admission of 4.3% was primarily due to the acquisition of two hospitals in fiscal 2000 which have higher net revenues per equivalent admission compared to the Company average. The higher net revenues per equivalent admission at one of the acquired hospitals is primarily the result of a low number of outpatient procedures performed at that hospital as revenues earned on outpatient services are generally lower than inpatient services. In addition, the higher net revenues per equivalent admission at the other acquired hospital is primarily as a result of a lower percentage of net revenues from managed care plans as compared to the Company average.

         On a pro forma basis, salaries and benefits decreased as a percentage of revenues to 40.1% for the three months ended September 30, 2000 from 41.2% for the three months ended September 30, 1999 as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. Man-hours per equivalent admission decreased 2.9% over the same period in the prior year.

         On a pro forma basis, supply costs decreased as a percentage of revenues to 11.9% for the three months ended September 30, 2000 from 12.3% for the three months ended September 30, 1999. The decrease was related to the Company's acquisitions in fiscal 2000. The supply costs as a percentage of revenues at the acquired facilities were lower than the Company average.

         On a pro forma basis, other operating expenses decreased as a percentage of revenues to 21.0% for the three months ended September 30, 2000 from 22.3% for the three months ended September 30, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to a decrease in professional fees and contract services as a percentage of revenues.

         On a pro forma basis, provision for doubtful accounts increased slightly as a percentage of revenues to 8.2% for the three months ended September 30, 2000 from 8.0% for the three months ended September 30, 1999 primarily due to the effect of one of the Company's acquisitions in fiscal 2000. The provision for doubtful accounts as a percentage of revenues at this hospital is significantly higher than the Company average.

         On a pro forma basis, depreciation and amortization expense increased to $8.3 million for the three months ended September 30, 2000 from $7.1 million for the three months ended September 30, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999 and the acquisition of two hospitals in fiscal 2000.

         On a pro forma basis, interest expense increased to $8.3 million for the three months ended September 30, 2000 from $6.7 million for the three months ended September 30, 1999 primarily due to increased borrowings to finance acquisitions and an increase in interest rates.

         On a pro forma basis, ESOP expense increased to $2.0 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999 primarily as a result of a higher average fair market value of the Company's Common Stock for the three months ended September 30, 2000 compared to the same period last year. ESOP expense is recognized based on the average fair market value of the shares committed to be released during the period.

         On a pro forma basis, minority interests in earnings of consolidated entities increased slightly to $0.5 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999.

         On a pro forma basis, income before income taxes increased to $7.6 million for the three months ended September 30, 2000 compared to $3.4 million for the three months ended September 30, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         On a pro forma basis, the provision for income taxes for the three months ended September 30, 2000 was $3.7 million compared to $1.4 million for the three months ended September 30, 1999. These provisions reflect effective income tax rates of 48.1% for 2000 and 42.0% for 1999. The increase in the effective rate is due to the increase in the nondeductible portion of ESOP expense.

         On a pro forma basis, net income increased to $3.9 million for the three months ended September 30, 2000 compared to $2.0 million for the three months ended September 30, 1999.

Pro Forma Comparisons of the Nine Months Ended September 30, 2000 and 1999

         The following discussion compares the results of the nine months ended September 30, 2000 to the results of the nine months ended September 30, 1999, in each case giving effect to the adjustments set forth above.

         On a pro forma basis, revenues increased 13.0% to $400.2 million for the nine months ended September 30, 2000 compared to $354.3 million for the nine months ended September 30, 1999. Of the 13.0% increase, 5.7% was due to the two acquisitions during fiscal 2000. The remaining increase is primarily a result of increases in the volume of patients treated at the Company's facilities. Inpatient admissions increased 7.9%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 10.2% and revenues per equivalent admission increased 2.5% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in revenues was partially offset by the sale of one hospital in fiscal 2000. The increase in revenues per equivalent admission of 2.5% was primarily due to the acquisition of two hospitals in fiscal 2000 which have higher net revenues per equivalent admission compared to the Company average. The higher net revenues per equivalent admission at one of the acquired hospitals is primarily the result of a low number of outpatient procedures performed at that hospital as revenues from outpatient services are generally lower than inpatient services. In addition, the higher net revenues per equivalent admission at the other acquired hospital is primarily as a result of a lower percentage of net revenues from managed care plans as compared to the Company average.

         On a pro forma basis, salaries and benefits decreased as a percentage of revenues to 40.3% for the nine months ended September 30, 2000 from 41.7% for the nine months ended September 30, 1999 as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. Man-hours per equivalent admission decreased 4.1% over the same period in the prior year.

         On a pro forma basis, supply costs decreased as a percentage of revenues to 12.1% for the nine months ended September 30, 2000 from 12.2% for the nine months ended September 30, 1999. The decrease was related to the Company's acquisitions in fiscal 2000. The supply costs as a percentage of revenues at the acquired facilities were lower than the Company average.

         On a pro forma basis, other operating expenses decreased as a percentage of revenues to 21.1% for the nine months ended September 30, 2000 from 22.5% for the nine months ended September 30, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to a decrease in contract services as a percentage of revenues.

         On a pro forma basis, provision for doubtful accounts, as a percentage of revenues, decreased to 7.2% for the nine months ended September 30, 2000 from 7.3% for the nine months ended September 30, 1999 primarily due to an improvement in the Company's accounts receivable days outstanding.

         On a pro forma basis, depreciation and amortization expense increased to $24.1 million for the nine months ended September 30, 2000 from $20.7 million for the nine months ended September 30, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999 and the acquisition of two hospitals in fiscal 2000.

         On a pro forma basis, interest expense increased to $22.9 million for the nine months ended September 30, 2000 from $20.0 million for the nine months ended September 30, 1999. The increase was primarily due to the increased borrowings to finance acquisitions and higher actual interest rates at September 30, 2000 compared to the interest rate assumptions used for the nine months ended September 30, 1999 pro forma calculation of interest expense.

         On a pro forma basis, ESOP expense increased to $4.4 million for the nine months ended September 30, 2000 from $2.7 million for the nine months ended September 30, 1999 primarily as a result of a higher average fair market value of the Company's Common Stock for the nine months ended September 30, 2000 compared to the average fair market value assumptions used for the nine months ended September 30, 1999 pro forma calculation of ESOP expense. ESOP expense is recognized based on the average fair market value of the shares committed to be released during the period.

         On a pro forma basis, minority interests in earnings of consolidated entities increased slightly to $1.7 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999.

         On a pro forma basis, income before income taxes increased to $23.9 million for the nine months ended September 30, 2000 compared to $12.9 million for the nine months ended September 30, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         On a pro forma basis, the provision for income taxes for the nine months ended September 30, 2000 was $11.0 million compared to $5.4 million for the nine months ended September 30, 1999. These provisions reflect effective income tax rates of 46.0% for 2000 and 42.0% for 1999. The increase in the effective rate is due to the increase in the nondeductible portion of ESOP expense.

         On a pro forma basis, net income increased to $12.9 million for the nine months ended September 30, 2000 compared to $7.5 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

         Prior to the Distribution, the Company relied upon HCA for liquidity and sources of capital to supplement any needs not met by operations. As an independent, publicly-traded company, the Company has relied upon its bank credit facilities and other traditional funding sources to supplement needs not met by operations. At September 30, 2000, the Company had working capital of $56.5 million compared to $42.2 million at December 31, 1999. The increase in working capital was primarily due to (i) a decrease in accounts payable of $12.4 million which was primarily due to payments made to HCA and payments on trade accounts payable, (ii) an increase in income tax receivable of $7.4 million which was largely a result of the sale, in fiscal 2000, of the three facilities the Company previously identified as held for sale and (iii) an increase in cash of $7.8 million. The increase in working capital was partially offset by an increase in current maturities of long-term debt of $7.1 million and an increase in accrued interest of $4.2 million on the Company's Notes which will be paid in the fourth quarter of 2000.

         Cash provided by operating activities was $55.7 million for the nine months ended September 30, 2000 compared to $50.2 million for the nine months ended September 30, 1999. This increase was primarily due to a higher net income and increases in working capital, as discussed above.

         Cash used in investing activities was $82.6 million for the nine months ended September 30, 2000 compared to $40.2 million for the nine months ended September 30, 1999 primarily due to the two acquisitions during fiscal 2000. The increase was partially offset by proceeds of $24.4 million from the sale of facilities and by decreased capital expenditures of $23.3 million during the nine months ended September 30, 2000 compared to $40.5 million for the nine months ended September 30, 1999 (which included the construction of a replacement facility). At September 30, 2000, there were projects under construction which had an estimated additional cost to complete and equip of approximately $11.3 million. These projects are scheduled for completion over the next twelve months. Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities. The Company expects to make total capital expenditures in 2000 of approximately $35 to $40 million, excluding acquisitions.

         Cash provided by financing activities was $34.7 million for the nine months ended September 30, 2000 compared to $22.7 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in long-term debt as a result of acquisitions.

         In June 2000, the Company borrowed the remaining $35 million from its $60 million term loan facility and $30 million under its $65 million revolving credit facility. The Company utilized this additional debt to fund acquisitions. Effective August 1, 2000, the Company sold Riverview Medical Center in Gonzales, Louisiana for approximately $20.8 million. The proceeds from the transaction and the Company's available cash were used to pay off the $30 million outstanding balance under the Company's revolving credit facility. No amounts were outstanding under the Company's revolving credit facility at September 30, 2000.

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

         We are unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the Distribution, the Company entered into a Distribution Agreement with HCA. The terms of the Distribution Agreement provide that HCA will indemnify the Company in respect of any losses which it may incur as a result of the proceedings described above, all of which the Company believes relate to periods prior to the Distribution. HCA has also agreed to indemnify the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. HCA has further agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make cash payments to the Company based on an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the Distribution Agreement, less the net proceeds of the sale or other disposition of the excluded hospital. The Company has agreed with HCA that, in connection with the pending governmental investigations, the Company will negotiate one or more compliance agreements with the OIG setting forth the Company's agreement to comply with applicable laws and regulations. HCA is expected to enter into its own compliance agreement with the OIG that will become effective when its settlement is final. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. HCA has not indemnified the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, regardless of whether the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

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

Risks Associated with Liabilities of Acquired Businesses

         The Company has acquired and plans to continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. The Company has from time to time identified certain past practices of acquired companies that do not conform to its standards. Although the Company institutes policies designed to conform such practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

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

Inflation

         The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company's ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures. In the event the Company experiences inflationary pressures, there can be no assurance that the Company's results of operations will not be materially effected.

Health Care Reform

         In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures. While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals which are adverse to the business of the Company will not be adopted.

                                 OPERATING DATA

                                                  ACTUAL             PRO FORMA(h)
                                             ----------------      -----------------
                                              2000    1999(g)       2000      1999(g)
                                             ------   -------      ------     ------
Number of hospitals in operation at
        March 31..........................        22       23            20        20
        June 30............................       22       23            21        20
        September 30.......................       21       23            21        20
        December 31........................                23                      20
Licensed hospitals beds at (a):
        March 31..........................     2,129    2,169         1,896     1,896
        June 30............................    2,083    2,169         2,027     1,896
        September 30.......................    2,026    2,169         2,026     1,896
        December 31........................             2,169                   1,896
Weighted average licensed beds (b):
    Quarter:
        First..............................    2,143    2,169         1,896     1,896
        Second.............................    1,999    2,169         1,943     1,896
        Third..............................    2,098    2,169         2,061     1,896
        Fourth.............................             2,169                   1,896
    Year...................................             2,169                   1,896
Average daily census (c):
    Quarter:
        First..............................      801      863           758       785
        Second.............................      676      714           668       646
        Third..............................      731      668           726       615
        Fourth.............................               713                     664
    Year...................................               739                     677
Admissions (d):
    Quarter:
        First..............................   17,195   17,936        16,441    16,454
        Second.............................   15,281   15,294        15,057    14,070
        Third..............................   16,721   15,018        16,559    13,998
        Fourth.............................            15,833                  14,870
    Year...................................            64,081                  59,392
Equivalent Admissions (e):
    Quarter:
        First..............................   30,521   30,545        29,018    28,005
        Second.............................   28,780   27,574        28,025    25,412
        Third..............................   30,779   27,762        30,229    25,743
        Fourth.............................            28,440                  26,558
    Year...................................           114,321                 105,718
Average length of stay (days) (f):
    Quarter:
        First..............................      4.2      4.3           4.2       4.3
        Second.............................      4.0      4.2           4.0       4.2
        Third..............................      4.0      4.1           4.0       4.0
        Fourth.............................               4.1                     4.1
    Year...................................               4.2                     4.2

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         During the nine months ended September 30, 2000, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

 10.1 Second Amendment to Credit Agreement dated as of May 23, 2000 among LifePoint Hospitals Holdings, Inc., as Borrower, the several lenders which are parties to the Credit Agreement, Fleet National Bank as arranger and administrative agent, ScotiaBanc, Inc. as documentation agent and co-arranger, Deutsche Bank Securities Inc. as syndication agent and co-arranger, and SunTrust Bank, Nashville, N.A. as co-agent.

 27.1 Financial Data Schedule for LifePoint Hospitals, Inc. (for SEC use only).

 27.2             Financial Data Schedule for LifePoint Hospitals Holdings, Inc.
                  (for SEC use only).



    (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LifePoint Hospitals, Inc.


Date:  November 13, 2000            /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President &
                                    Chief Financial Officer



                                    LifePoint Hospitals Holdings, Inc.


Date:  November 13, 2000            /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President &
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

 10.1 Second Amendment to Credit Agreement dated as of May 23, 2000 among LifePoint Hospitals Holdings, Inc., as Borrower, the several lenders which are parties to the Credit Agreement, Fleet National Bank as arranger and administrative agent, ScotiaBanc, Inc. as documentation agent and co-arranger, Deutsche Bank Securities Inc. as syndication agent and co-arranger, and SunTrust Bank, Nashville, N.A. as co-agent.

 27.1 Financial Data Schedule for LifePoint Hospitals, Inc. (for SEC use only).

 27.2             Financial Data Schedule for LifePoint Hospitals Holdings, Inc.
                  (for SEC use only).
